Form 10-Q
period 2017-06-30
Haymaker Acquisition Corp.
filed 2017-12-08
CIK 1707306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38254

HAYMAKER ACQUISITION CORP.

(Exact name of Registrant as specified in its charter)

Delaware	82-1329677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Fifth Avenue Floor 31 New York, NY	10019
(Address of principal executive offices)	(Zip Code)

(212) 616-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒ (do not check if a smaller reporting company)	Emerging growth company	☒
Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 30, 2017, there were 33,000,000 Class A common stock, par value $0.0001 (“Class A Common Stock”) and 8,250,000 shares of the Company’s Class B common stock, par value $0.0001 (“Class B Common Stock”), issued and outstanding.

HAYMAKER ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HAYMAKER ACQUISITION CORP.

BALANCE SHEET

June 30, 2017

(Unaudited)

ASSETS
Current asset—cash	$152,500
Prepaid offering costs	10,000
Deferred offering costs	105,000

Total assets	$267,500

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued offering costs	$67,500
Accrued formation costs	1,689
Sponsor note	175,000

Total current liabilities	244,189
Commitments
Stockholder’s equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	863
Additional paid-in capital	24,137
Accumulated deficit	(1,689)

Total stockholder’s equity	23,311

Total liabilities and stockholder’s equity	$267,500

(1)	Includes an aggregate of 1,125,000 shares held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements

HAYMAKER ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the period from April 26, 2017(date of inception) to June 30, 2017

(Unaudited)

Revenues	$—
General and administrative expenses	1,689

Net loss attributable to common shares	$(1,689)

Weighted average number of shares outstanding:
Basic and diluted (1)	7,500,000

Net loss per common share:
Basic and diluted	$(0.00)

(1)	Excludes an aggregate of 1,125,000 shares held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (Note 7). On November 3, 2017, the Sponsor forfeited 375,000 Founder Shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the period from April 26, 2017 (date of inception) to June 30, 2017

(Unaudited)

Net loss	$(1,689)
Adjustments to reconcile net loss to net cash used in operations:
Change in accrued formation costs	1,689

Net cash provided by operating activities	—

Cash flows from financing activities:
Proceeds from sale of Class B convertible common stock to Sponsor	25,000
Proceeds from Sponsor note	175,000
Payment of offering costs	(47,500)

Net cash provided by financing activities	152,500

Increase in cash	152,500
Cash at beginning of period	—

Cash at end of period	$152,500

Supplemental disclosure of non-cash financing activities
Deferred offering costs included in accrued offering costs	$67,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Haymaker Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in Delaware on April 26, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company has not selected any specific business combination target and has not, nor has anyone on the Company’s behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. The Company intends to acquire and operate a business in the consumer and consumer-related products and services industries. However, the Company is not limited to these industries and may pursue a business combination opportunity in any business or industry it chooses and may pursue a company with operations or opportunities outside of the United States.

At June 30, 2017, the Company had not commenced any operations. All activity for the period from April 26, 2017 (date of inception) through June 30, 2017 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on October 24, 2017. On October 27, 2017, the Company consummated the Initial Public Offering of 30,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $300,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants at a price of $1.00 per warrant (“Placement Warrants”) in a private placement to Haymaker Sponsor, LLC (the “Sponsor”) generating gross proceeds of $8,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering on October 27, 2017, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.

The Company’s certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units being sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the shares of Class A common stock included in the Units being sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company also granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price. On November 1, 2017, the underwriters exercised the option in part and purchased 3,000,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $30,000,000. Following the closing, this additional $30,000,000 of net proceeds was placed in the Trust Account, resulting in $330,000,000 held in the Trust Account as of November 1, 2017.

In addition, the 8,625,000 shares of Class B common stock of the Company (the “Founder Shares”) held by the Company’s initial stockholders (prior to the exercise of the over-allotment) included an aggregate of up to 1,125,000 Founder Shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full, so that the initial stockholders would collectively own 20.0% of issued and outstanding shares of the Company. Since the underwriters exercised the over-allotment option in part and purchased 3,000,000 of the total possible 4,500,000 Units, the Sponsor forfeited 375,000 Founder Shares on November 3, 2017 in order to maintain ownership of 20.0% of issued and outstanding shares of the Company. The Founder Shares forfeited by the Sponsor were cancelled by the Company.

Transaction costs amounted to $18,834,367, consisting of $6,000,000 of underwriting fees, $12,150,000 of deferred underwriting fees (including the over-allotment exercise) and $684,367 of Initial Public Offering costs. In addition, $1,596,997 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or will allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the Initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Initial Business Combination and the Company does not conduct redemptions in connection with the Initial Business Combination pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering. Such restriction will also be applicable to the Company’s affiliates. The Company believes the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force the Company or its management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights against the Initial Business Combination if such holder’s shares are not purchased by the Company or its management at a premium to the then-current market price or on other undesirable terms. By limiting the Company’s stockholders’ ability to redeem to no more than 20% of the shares sold in the Initial Public Offering, the Company believes it will limit the ability of a small group of stockholders to unreasonably attempt to block the Company’s ability to complete its Initial Business Combination, particularly in connection with the Initial Business Combination with a target that requires as a closing condition that the Company have a minimum net worth or a certain amount of cash. However, the Company would not be restricting its stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 20% of the shares sold in the Initial Public Offering) for or against the Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the Initial Business Combination, subject to the limitations described herein.

The Company’s sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether its sponsor has sufficient funds to satisfy its indemnity obligations and believes that its sponsor’s only assets are securities of our company. The Company has not asked its sponsor to reserve for such indemnification obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus as filed with the SEC and declared effective on October 24, 2017, as well as the Company’s Form 8-K, as filed with the SEC on November 2, 2017. The interim results for the period from April 26, 2017 (inception) through June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from the Company’s estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017.

Deferred Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $18,834,367 were charged to stockholders’ equity upon the completion of the Initial Public Offering (including the over-allotment exercise).

Income Taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There was no provision for income taxes for the period from April 26, 2017 (inception) through June 30, 2017.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, less the 1,125,000 of common shares that were subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 33,000,000 Units at a price of $10.00 per Unit, which includes the partial exercise by the underwriters over-allotment option to purchase 3,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Redeemable Warrant”). Each whole Redeemable Warrant is exercisable to purchase one share of Class A common stock and only whole warrants are exercisable. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).

4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 8,000,000 Placement Warrants at a price of $1.00 per warrant, for an aggregate purchase price of $8,000,000. Each Placement Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50. The Placement Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. The proceeds from the Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 16, 2017, the Company issued an aggregate of 8,625,000 shares of Class B common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of the Initial Business Combination on a one-for-one basis, subject to adjustments as described in Note 7. The 8,625,000 Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Stockholders will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on October 27, 2017 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support.

Related Party Loans

On June 5, 2017, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2017 or the completion of the Initial Public Offering. At June 30, 2017, the Company had $175,000 borrowed under the Note. On October 30, 2017, the Company repaid the full amount borrowed under the Sponsor Note.

In order to finance transaction costs in connection with the Initial Business Combination, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of the Initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants that would be identical to Placement Warrants, including as to exercise price, exercisability and exercise period.

6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement that was signed on October 24, 2017, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The holders of the Founder Shares, Placement Warrants and warrants that may be issued upon conversion of working capital loans will not be able to sell these securities until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property and (ii) in the case of the Placement Warrants and the respective Class A common stock underlying such warrants, 30 days after the completion of the Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On November 1, 2017, the underwriters exercised the option in part and purchased 3,000,000 Units, which were sold at an offering price of $10.00 per Unit.

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $6,000,000. In addition, the underwriters have earned an additional 3.5% of the gross proceeds of the Initial Public Offering, or $10,500,000 (“Deferred Underwriting Commission”) that will be paid upon consummation of the Company’s Initial Business Combination. The underwriters agreement provides that the deferred underwriting discount will be waived by the underwriter if the Company does not complete its Initial Business Combination.

In conjunction with the exercise of the over-allotment purchase of 3,000,000 Units on November 1, 2017, the underwriters earned an additional 5.5% of the gross proceeds of the over-allotment exercise or $1,650,000 that will be paid upon consummation of the Company’s Initial Business Combination.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At October 27, 2017, there were no shares of preferred stock issued or outstanding. Immediately after the consummation of the Initial Public Offering, there will be no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2017, there were no shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class common stock with a par value of $0.0001 per share. As of June 30, 2017, the Company’s Sponsor owned an aggregate of 8,625,000 shares of the Company’s Class B common stock (up to 1,125,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). Since the underwriters exercised the over-allotment option in part and purchased 3,000,000 of the total possible 4,500,000 Units, the Sponsor forfeited 375,000 Founder Shares on November 3, 2017 in order to maintain ownership of 20.0% of issued and outstanding shares of the Company. The Founder Shares forfeited by the Sponsor were cancelled by the Company.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or its affiliates upon conversion of loans made to us)

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

Warrants

Redeemable Warrants

Each whole Redeemable Warrant is exercisable to purchase one share of Class A common stock and only whole warrants are exercisable. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50.

Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

If the shares issuable upon exercise of the warrants are not registered under the Securities Act within 60 business days following the Initial Business Combination, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In the event that the conditions in the immediately preceding sentence are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the Initial Business Combination, the Company will use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its reasonable best efforts to cause the same to become effective within 60 business days following its Initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

Placement Warrants

The Sponsor purchased an aggregate of 8,000,000 Placement Warrants at a price of $1.00 per whole warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each whole Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. The purchase price of the Placement Warrants was added to the proceeds from the Initial Public Offering and held in the Trust Account. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless. The Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Placement Warrants (including the Class A common stock issuable upon exercise of the Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of the Initial Business Combination and they will not be redeemable so long as they are held by the Company’s Sponsor or its permitted transferees. Otherwise, the Placement Warrants have terms and provisions that are identical to those of the Redeemable Warrants, including as to exercise price, exercisability and exercise period. If the Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis the Redeemable Warrants.

If holders of the Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The reason that the Company has agreed that these warrants will be exercisable on a cashless basis so long as they are held by the Sponsor, or its permitted transferees is because it is not known at this time whether they will be affiliated with us following the Initial Business Combination. If they remain affiliated with the Company, their ability to sell the Company’s securities in the open market will be significantly limited. The Company expects to have policies in place that prohibit insiders from selling the Company’s securities except during specific periods of time. Even during such periods of time when insiders will be permitted to sell the Company’s securities, an insider cannot trade in the Company’s securities if he or she is in possession of material non-public information. Accordingly, unlike public stockholders who could sell the shares of Class A common stock issuable upon exercise of the warrants freely in the open market, the insiders could be significantly restricted from doing so. As a result, the Company believes that allowing the holders to exercise such warrants on a cashless basis is appropriate.

The Company’s Sponsor has agreed not to transfer, assign or sell any of the Placement Warrants (including the Class A common stock issuable upon exercise of any of these warrants) until the date that is 30 days after the date the Company completes its Initial Business Combination.

8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 30, 2017, the Company repaid the full $250,700 borrowed under the sponsor note

On November 16, 2017, the Company announced that the holders of the Company’s Units may elect to separately trade the Class A common stock par value $0.0001 per share and warrants included in the Units commencing on November 17, 2017. Each Unit consists of one share of Class A common stock and one-half of one warrant to purchase one share of Class A common stock. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Any Units not separated will continue to trade on the NASDAQ Capital Market under the symbol “HYACU”. Any underlying shares of Class A common stock and warrants that are separated are expected to trade on the NASDAQ Capital Market under the symbols “HYAC” and “HYACW,” respectively. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into shares of Class A common stock and warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Haymaker Acquisition, Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Haymaker Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on April 26, 2017 in Delaware and formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2017 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 26, 2017 (inception) through June 30, 2017, we had a net loss of $1,689 and incurred costs of $105,000 with regard to the Company’s Initial Public Offering, which were classified as deferred offering costs on the Company’s condensed balance sheet as of June 30, 2017.

The Company’s entire activity from April 26, 2017 (inception) through June 30, 2017 was in preparation for the Initial Public Offering, which was consummated on October 27, 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $152,500. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from related parties.

Subsequent to the quarterly period covered by this Quarterly Report, on October 27, 2017, we consummated the Initial Public Offering of 30,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $300,000,000.

On November 1, 2017, in connection with the underwriters’ exercise of their over-allotment option in part, we consummated the sale of an additional 3,000,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $30,000,000.

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $330,000,000 was placed in the Trust Account and we had $1,596,997 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering and the exercise of the over-allotment option, and available for working capital purposes. We incurred $18,834,367, consisting of $6,000,000 of underwriting fees, $12,150,000 of deferred underwriting fees (including the over-allotment exercise) and $684,367 of Initial Public Offering costs.

We intend to use substantially all of the funds held in the Trust Account to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to effect an Initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Initial Business Combination.

In order to finance transaction costs in connection with the Initial Business Combination, the Sponsor, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of the Initial Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into warrants that would be identical to Placement Warrants, including as to exercise price, exercisability and exercise period.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Initial Business Combination. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2017. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on October 27, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Initial Business Combination and the Company’s liquidation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2017 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated October 24, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated October 24, 2017 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On May 16, 2017, Haymaker Sponsor, LLC, our Sponsor, purchased an aggregate of 8,625,000 founder shares, for an aggregate offering price of $25,000 at an average purchase price of approximately $0.003 per share. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the Initial Public Offering. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

In addition, on October 27, 2017 our Sponsor purchase from us an aggregate of 8,000,000 warrants at a price of $1.00 per warrant. This purchase took place on a private placement basis simultaneously with the completion of our Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

Subsequent to the quarterly period covered by this report, on October 27, 2017, we consummated our Initial Public Offering of 33,000,000 units (inclusive of 3,000,000 units sold pursuant to the underwriters partially exercising their over-allotment option on November 1, 2017), with each Unit consisting of one share of Class A common stock and one-half of one redeemable warrant (“Redeemable Warrant”). Each whole Redeemable Warrant is exercisable to purchase one share of Class A common stock and only whole warrants are exercisable. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50.

The units in the Initial Public Offering (inclusive of 3,000,000 units sold pursuant to the underwriters partially exercising their over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $330,000,000. Cantor, Fitzgerald & Co. acted as the sole book running manager. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333- 220733). The SEC declared the registration statement effective on October 24, 2017.

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 8,000,000 Placement Warrants at a price of $1.00 per warrant, for an aggregate purchase price of $8,000,000. Each Placement Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50. The Placement Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. The proceeds from the Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

Transaction costs amounted to $18,834,367, consisting of $6,000,000 of underwriting fees, $12,150,000 of deferred underwriting fees (including the over-allotment exercise) and $684,367 of Initial Public Offering costs. After deducting the underwriting commissions and the estimated offering expenses paid out on the date of the Initial Public Offering, the total net proceeds from our Initial Public Offering and Placement Warrants (including the over-allotment exercise) was $333,596,950 of which $330,000,000 was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

In accordance to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAYMAKER ACQUISITION CORP.

Date: December 7, 2017	/s/ Steven J. Heyer
Steven J. Heyer
Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2017	/s/ Christopher Bradley
Christopher Bradley
Chief Financial Officer) (Principal Financial and Accounting Officer)

