Form 10-Q
period 2017-09-30
Haymaker Acquisition Corp.
filed 2017-12-08
CIK 1707306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

HAYMAKER ACQUISITION CORP.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheet as of September 30, 2017 (Unaudited)	1

	Statements of Operations for the three months ended September 30, 2017 and for the Period from April 26, 2017 (inception) through September 30, 2017 (Unaudited)	2

	Statement of Cash Flows for the period from April 26, 2017(date of inception) to September 30, 2017(Unaudited)	3

	Notes to Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HAYMAKER ACQUISITION CORP.

BALANCE SHEET

September 30, 2017

(Unaudited)

ASSETS
Current asset—cash	$47
Deferred offering costs	213,964

Total assets	$214,011

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued offering costs	$10,000
Sponsor note	180,700

Total current liabilities	190,700
Commitments
Stockholder’s equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	863
Additional paid-in capital	24,137
Accumulated deficit	(1,689)

Total stockholder’s equity	23,311

Total liabilities and stockholder’s equity	$214,011

(1)	Includes an aggregate of 1,125,000 shares held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements

HAYMAKER ACQUISITION CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2017	For the Period from April 26, 2017 (date of inception) through September 30, 2017

Revenues	$—	$—
General and administrative expenses	—	1,689
Net loss attributable to common shares	$—	$(1,689

Weighted average number of shares outstanding:
Basic and diluted (1)	7,500,000	7,500,000

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

(1)	Excludes an aggregate of 1,125,000 shares held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (Note 7). On November 3, 2017, the Sponsor forfeited 375,000 Founder Shares.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HAYMAKER ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the period from April 26, 2017 (date of inception) to September 30, 2017

(Unaudited)

Net loss	$(1,689)

Net cash used in operating activities	(1,689)

Cash flows from financing activities:
Proceeds from sale of Class B convertible common stock to Sponsor	25,000
Proceeds from Sponsor note	180,700
Payment of offering costs	(203,964)

Net cash provided by financing activities	1,736

Increase in cash	47
Cash at beginning of period	—

Cash at end of period	$47

Supplemental disclosure of non-cash financing activities
Deferred offering costs included in accrued offering costs	$10,000

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

At September 30, 2017, the Company had not commenced any operations. All activity for the period from April 26, 2017 (date of inception) through September 30, 2017 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's prospectus as filed with the SEC and declared effective on October 24, 2017, as well as the Company’s Form 8-K, as filed with the SEC on November 2, 2017. The interim results for the period from April 26, 2017 (inception) through September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There was no provision for income taxes for the period from April 26, 2017 (inception) through September 30, 2017.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, less the 1,125,000 of common shares that were subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Related Party Loans

On June 5, 2017, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2017 or the completion of the Initial Public Offering. At September 30, 2017, the Company had $180,700 borrowed under the Note. On October 30, 2017, the Company repaid the full amount borrowed under the Sponsor Note.

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

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2017, there were no shares of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class common stock with a par value of $0.0001 per share. As of September 30, 2017, the Company’s Sponsor owned an aggregate of 8,625,000 shares of the Company’s Class B common stock (up to 1,125,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). Since the underwriters exercised the over-allotment option in part and purchased 3,000,000 of the total possible 4,500,000 Units, the Sponsor forfeited 375,000 Founder Shares on November 3, 2017 in order to maintain ownership of 20.0% of issued and outstanding shares of the Company. The Founder Shares forfeited by the Sponsor were cancelled by the Company.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2017 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 26, 2017 (inception) through September 30, 2017, we had a net loss of $1,689 and incurred costs of $203,964 with regard to the Company’s Initial Public Offering, which were classified as deferred offering costs on the Company’s condensed balance sheet as of September 30, 2017.

The Company’s entire activity from April 26, 2017 (inception) through September 30, 2017 was in preparation for the Initial Public Offering, which was consummated on October 27, 2017.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $47. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from related parties.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2017. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2017 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at September 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Not applicable

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

