Form 10-Q
period 2018-03-31
Haymaker Acquisition Corp.
filed 2018-05-15
CIK 1707306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 14, 2018, there were 33,000,000 Class A common stock, par value $0.0001 (“Class A Common Stock”) and 8,250,000 shares of the Company’s Class B common stock, par value $0.0001 (“Class B Common Stock”), issued and outstanding.

HAYMAKER ACQUISITION CORP.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAYMAKER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$979,957	$1,123,821
Prepaid expenses	148,226	109,000
Total current assets	1,128,183	1,232,821

Cash and marketable securities held in Trust Account	331,656,940	330,565,672
Total assets	$332,785,123	$331,798,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$42,663	$32,104
Income tax payable	146,825	—
Total current liabilities	189,488	32,104

Deferred tax liability	58,150	89,409
Deferred underwriter compensation	12,150,000	12,150,000
Total liabilities	12,397,638	12,271,513

Commitments and contingencies
Common stock subject to possible redemption, 31,395,081 and 31,398,875 shares at redemption value as of March 31, 2018 and December 31, 2017, respectively	315,387,484	314,526,979

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,604,919 and 1,601,125 shares issued and outstanding (excluding 31,395,081 and 31,398,875 shares subject to redemption) as of March 31, 2018 and December 31, 2017, respectively	160	160
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 8,250,000 shares issued and outstanding	825	825
Additional paid-in capital	3,802,165	4,662,669
Accumulated earnings	1,196,851	336,347

Total stockholders’ equity	5,000,001	5,000,001

Total liabilities and stockholders’ equity	$332,785,123	$331,798,493

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2018

Formation costs and operating costs	$115,198
Loss from operations	(115,198)

Other income:
Interest income	814,363
Unrealized gain on securities held in Trust Account	276,906
Other income, net	1,091,269

Income before provision for income taxes	976,071
Provision for Income Taxes	(115,566)
Net income	$860,505

Weighted average shares outstanding, basic and diluted (1)	9,851,125

Basic and diluted net loss per common share	$(0.01)

(1)	Excludes an aggregate of up to 31,395,081 shares subject to redemption at March 31, 2018.

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For Three Months Ended March 31, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net income	$860,505
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(814,363)
Unrealized gain on marketable securities held in Trust Account	(276,906)
Deferred tax liability	(31,259)
Changes in operating assets and liabilities:
Prepaid expenses	(39,225)
Accounts payable and accrued expenses	10,559
Income tax payable	146,825
Net cash used in operating activities	(143,864)

Net Change in Cash	(143,864)
Cash – Beginning	1,123,821
Cash – Ending	$979,957
Non-Cash investing and financing activities: Change in value of common stock subject to possible redemption	$860,505

See accompanying notes to condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Haymaker Acquisition Corp. (the “Company”) was incorporated in Delaware on April 26, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company intends to acquire and operate a business in the consumer and consumer-related products and services industries. However, the Company is not limited to these industries and may pursue a business combination opportunity in any business or industry it chooses and may pursue a company with operations or opportunities outside of the United States.

At March 31, 2018, the Company had not commenced any operations. All activity for the period from April 26, 2017 (date of inception) through March 31, 2018 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and since such offering for the search of a target company with which to consummate an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

The Company’s certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units being sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of Class A common stock if it does not complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Initial Public Offering if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K annual report filed by the Company with the SEC on March 30, 2018.

Liquidity

As of March 31, 2018, the Company had a balance of cash and cash equivalents of $979,957.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its Initial Business Combination. To the extent that the Company’s equity or debt is used, in whole or in part, as consideration to complete the Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue its growth strategies.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet the Company’s needs for the next twelve months.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018.

Cash and Marketable Securities held in Trust Account

At March 31, 2018, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017 the U.S.Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at March 31, 2018 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The ultimate impact may differ from this provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, less common shares that were subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. The Company has not considered the effect of warrants sold in the Public Offering and Private Placement to purchase 24,500,000 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Reconciliation of Net Income (Loss) per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

For the Three Months Ended March 31,
2018
Net income	$860,505
Less: Income attributable to common stock subject to redemption	(928,284)
Adjusted net loss	(67,779)

Weighted average shares outstanding, basic and diluted	9,851,125

Basic and diluted net loss per common share	$(0.01)

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

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 33,000,000 Units at a price of $10.00 per Unit, which includes the partial exercise of the underwriters over-allotment option to purchase 3,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Redeemable Warrant”). Each whole Redeemable Warrant is exercisable to purchase one share of Class A common stock and only whole warrants are exercisable. The Redeemable Warrants will become exercisable on the later of 30 days after the completion of the Initial Business Combination or 12 months from the closing of the Initial Public Offering. Each whole Redeemable Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).

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

In addition, the 8,625,000 shares of Class B common stock of the Company (the “Founder Shares”) held by the Company’s initial stockholders (prior to the exercise of the over-allotment) included an aggregate of up to 1,125,000 Founder Shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full, so that the initial stockholders would collectively own 20.0% of issued and outstanding shares of the Company following the completion of the Initial Public Offering and assuming the initial stockholders did not purchase any Units in the Initial Public Offering or shares of Class A common stock following the initial public offering. Since the underwriters exercised the over-allotment option in part and purchased 3,000,000 of the total possible 4,500,000 Units, the Sponsor forfeited 375,000 Founder Shares on November 3, 2017 in order to maintain ownership of 20.0% of issued and outstanding shares of the Company. The Founder Shares forfeited by the Sponsor were cancelled by the Company.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on October 27, 2017 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the months ended March 31, 2018, the Company incurred $30,170 in fees for these services, with $2,258 in accrued expenses as of March 31, 2018.

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 33,000,000 shares (which includes 31,395,081 and 31,398,875 shares subject to redemption, respectively) of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class common stock with a par value of $0.0001 per share. As of March 31, 2018, the Company’s Sponsor owns an aggregate of 8,250,000 shares of the Company’s Class B common stock.

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

Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, the holder will not be able to receive or trade a whole warrant. The warrants will expire five years after the completion of the Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

8. INCOME TAX

The Company’s net deferred tax liabilities are as follows:

	March 31, 2018	December 31, 2017
Deferred tax asset (liability)
Net operating loss carryover	$—	$29,123
Unrealized gains on marketable securities	(58,150)	(118,532)
Deferred tax liability	$(58,150)	$(89,409)

The income tax provision consists of the following:

For the Three Months Ended March 31, 2018
Federal
Current	$146,825
Deferred	(31,258)

State
Current	$—
Deferred	—
Change in valuation allowance	—
Income tax provision	$115,566

A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2018 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Deferred tax rate change	(6.0)%
Income tax provision (benefit)	15.0%

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	December 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$331,656,940	$330,565,672

10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2018 were organizational activities, those necessary to prepare for the initial public offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2018, we had net income of $860,505, which consists of operating costs of $115,198 and a $115,566 provision for income taxes, offset by interest income of $814,363 and an unrealized gain on marketable securities held in our Trust Account of $276,906.

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

Transaction costs amounted to $18,834,367, consisting of $6,000,000 of underwriting fees, $12,150,000 of deferred underwriting fees and $684,367 of initial public offering costs. In addition, $1,596,997 of cash was held outside of the Trust Account and was available for working capital purposes. As of March 31, 2018, we had cash and marketable securities held in the Trust Account of $331,656,940 (including approximately $1,656,940 of unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account may be used by us to pay franchise and income taxes. Through March 31, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

For the three months ended March 31, 2018, cash used in operating activities was $143,864, consisting primarily of $115,198 in operating costs, plus changes in operating assets and liabilities that used $86,900 of cash from operating activities. The interest income of $814,363 and unrealized gains of $276,906 earned on cash and marketable securities held in the Trust Account are not available for operations, except for the payment of income and franchise taxes.

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

As of March 31, 2018, we had cash of $979,957 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

None.

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

HAYMAKER ACQUISITION CORP.

Date: May 15, 2018	/s/ Steven J. Heyer
Steven J. Heyer
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	/s/ Christopher Bradley
Christopher Bradley
Chief Financial Officer) (Principal Financial and Accounting Officer)

