Form 10-Q
period 2018-06-30
Haymaker Acquisition Corp.
filed 2018-08-14
CIK 1707306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of August 14, 2018, there were 33,000,000 Class A common stock, par value $0.0001 (“Class A Common Stock”) and 8,250,000 shares of the Company’s Class B common stock, par value $0.0001 (“Class B Common Stock”), issued and outstanding.

HAYMAKER ACQUISITION CORP.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2018 and for the period from April 26, 2017 (date of inception) to June 30, 2017 (Unaudited)	2

	Condensed Statement of Cash Flows for the Six Months Ended June 30, 2018 and for the period from April 26, 2017 (date of inception) to June 30, 2017 (Unaudited)	3

	Notes to Condensed Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

i

 PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAYMAKER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$860,043	$1,123,821
Prepaid expenses	112,451	109,000
Total current assets	972,494	1,232,821

Cash and marketable securities held in Trust Account	333,135,584	330,565,672
Total assets	$334,108,078	$331,798,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,936	$32,104
Income tax payable	415,356	—
Total current liabilities	417,292	32,104

Deferred tax liability	75,992	89,409
Deferred underwriter compensation	12,150,000	12,150,000
Total liabilities	12,643,284	12,271,513

Commitments and contingencies
Common stock subject to possible redemption, 31,387,747 and 31,398,875 shares at redemption value as of June 30, 2018 and December 31, 2017, respectively	316,464,793	314,526,979

Stockholders’ equity:

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,612,253 and 1,601,125 shares issued and outstanding (excluding 31,387,747 and 31,398,875 shares subject to redemption) as of June 30, 2018 and December 31, 2017, respectively	162	160
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 8,250,000 shares issued and outstanding	825	825
Additional paid-in capital	2,724,853	4,662,669
Accumulated earnings	2,274,161	336,347

Total stockholders’ equity	5,000,001	5,000,001

Total liabilities and stockholders’ equity	$334,108,078	$331,798,493

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	For the period from April 26, 2017 (date of inception) to June 30, 2017

Formation costs and operating costs	$114,961	$230,159	$1,689
Loss from operations	(114,961)	(230,159)	(1,689)

Other income:
Interest income	1,393,684	2,208,047	-
Unrealized gain on securities held in Trust Account	84,960	361,866	-
Other income, net	1,478,644	2,569,913	-

Income (loss) before provision for income taxes	1,363,683	2,339,754	(1,689)
Provision for Income Taxes	(286,373)	(401,939)	-
Net income (loss)	$1,077,310	$1,937,815	$(1,689)

Weighted average shares outstanding, basic and diluted (1)	9,854,919	9,853,022	7,500,000

Basic and diluted net loss per common share(2)	$(0.01)	$(0.01)	$(0.00)

(1)	Excludes an aggregate of up to 31,387,747 shares subject to redemption at June 30, 2018.

(2)	Net loss per common share – basic and diluted excludes interest income attributable to common stock subject to redemption of $1,134,021 and $2,062,054 for the three and six months ended June 30, 2018, respectively (see Note 2)

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2018	For the period from April 26, 2017 (date of inception) to June 30, 2017

Cash Flows from Operating Activities:
Net income (loss)	$1,937,815	$(1,689)
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(2,208,047)	-
Unrealized gain on marketable securities held in Trust Account	(361,866)	-
Deferred tax liability	(13,417)	-
Changes in operating assets and liabilities:
Prepaid expenses	(3,451)	-
Accrued expenses	(30,168)	1,689
Income tax payable	415,356	-
Net cash used in operating activities	(263,778)	-

Cash flows from financing activities:
Proceeds from sale of Class B convertible common stock to Sponsor	-	25,000
Proceeds from Sponsor note	-	175,000
Payment of offering costs	-	(47,500)
Net cash provided by financing activities	-	152,500

Net Change in Cash	(263,778)	152,500
Cash – Beginning	1,123,821	-
Cash – Ending	$860,043	$152,500

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$-	$67,500
Change in value of common stock subject to possible redemption	$1,937,814	$-

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

At June 30, 2018, the Company had not commenced any operations. All activity for the period from April 26, 2017 (date of inception) through June 30, 2018 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and since such offering for the search of a target company with which to consummate an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Liquidity

As of June 30, 2018, the Company had a balance of cash and cash equivalents of $860,043.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018.

Cash and Marketable Securities held in Trust Account

At June 30, 2018, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017 the U.S.Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at June 30, 2018 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The ultimate impact may differ from this provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, less common shares that were subject to forfeiture. At June 30, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. The Company has not considered the effect of warrants sold in the Public Offering and Private Placement to purchase 24,500,000 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Reconciliation of Net Income (Loss) per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June, 30
	2018	2018
Net income	$1,077,310	$1,937,815
Less: Income attributable to common stock subject to redemption	(1,134,021)	(2,062,054)
Adjusted net loss	(56,711)	(124,239)

Weighted average shares outstanding, basic and diluted	9,854,919	9,853,022

Basic and diluted net loss per common share	$(0.01)	$(0.01)

For the period from April 26, 2017 (date of inception) to June 30, 2017, there was no portion of income (loss) that was attributable to common stock subject to redemption.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 16, 2017, the Company issued an aggregate of 8,625,000 shares of Class B common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of the Initial Business Combination on a one-for-one basis, subject to adjustments as described in Note 7. The 8,625,000 Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Since the underwriters exercised the over-allotment option in part and purchased 3,000,000 of the total possible 4,500,000 Units, the Initial Stockholders forfeited 375,000 Founder Shares on November 3, 2017 in order to maintain ownership of 20.0% of issued and outstanding shares of the Company. The Founder Shares forfeited by the Initial Stockholders were cancelled by the Company.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on October 27, 2017 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and six months ended June 30, 2018, the Company incurred $29,677 and $59,847, respectively in fees for these services, with $1,936 in accrued expenses as of June 30, 2018.

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 33,000,000 shares (which includes 31,387,747 and 31,398,875 shares subject to redemption, respectively) of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class common stock with a par value of $0.0001 per share. As of June 30, 2018, the Company’s Sponsor owns an aggregate of 8,250,000 shares of the Company’s Class B common stock.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Company’s Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or its affiliates upon conversion of loans made to us).

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

8. INCOME TAX

The Company’s net deferred tax liabilities are as follows:

	June 30, 2018	December 31, 2017
Deferred tax asset (liability)
Net operating loss carryover	$—	$29,123
Unrealized gains on marketable securities	(75,992)	(118,532)
Deferred tax liability	$(75,992)	$(89,409)

The income tax provision consists of the following:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Federal
Current	$268,531	$415,356
Deferred	17,842	(13,417)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision	$286,373	$401,939

A reconciliation of the federal income tax rate to the Company’s effective tax rate at June 30, 2018 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Deferred tax rate change	(3.0)%
Income tax provision (benefit)	18.0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$333,135,584	$330,565,672

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on April 26, 2017 in Delaware and formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses (“Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the private placement of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2018, we had net income of $1,077,310, which consists of operating costs of $114,961 and a $286,373 provision for income taxes, offset by interest income of $1,393,684 and an unrealized gain on marketable securities held in our Trust Account of $84,960.

For the six months ended June 30, 2018, we had net income of $1,937,815, which consists of operating costs of $230,159 and a $401,939 provision for income taxes, offset by interest income of $2,208,047 and an unrealized gain on marketable securities held in our Trust Account of $361,866.

For the period from April 26, 2017 (inception) through June 30, 2017, we had a net loss of $1,689.

Liquidity and Capital Resources

On October 27, 2017, we consummated the Initial Public Offering of 30,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,000,000 warrants at a price of $1.00 per warrant (“Placement Warrants”) in a private placement to the Sponsor generating gross proceeds of $8,000,000.

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

Transaction costs amounted to $18,834,367, consisting of $6,000,000 of underwriting fees, $12,150,000 of deferred underwriting fees and $684,367 of Initial Public Offering costs. In addition, $1,596,997 of cash was held outside of the Trust Account and was available for working capital purposes. As of June 30, 2018, we had cash and marketable securities held in the Trust Account of $333,135,584 (including $3,135,584 of unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account may be used by us to pay franchise and income taxes. Through June 30, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

For the six months ended June 30, 2018, cash used in operating activities was $263,788, consisting primarily of $230,159 in operating costs, plus changes in operating assets and liabilities that used $33,619 of cash from operating activities. The interest income of $2,208,047 and unrealized gains of $361,866 earned on cash and marketable securities held in the Trust Account are not available for operations, except for the payment of income and franchise taxes.

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

As of June 30, 2018, we had cash of $860,043 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 30, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2018, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

HAYMAKER ACQUISITION CORP.

Date: August 14, 2018	/s/ Steven J. Heyer
Steven J. Heyer
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018	/s/ Christopher Bradley
Christopher Bradley
Chief Financial Officer) (Principal Financial and Accounting Officer)