Form 10-Q
period 2018-09-30
Haymaker Acquisition Corp.
filed 2018-11-14
CIK 1707306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Emerging growth company	☒
Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 14, 2018, there were 33,000,000 Class A common stock, par value $0.0001 (“Class A common stock”) and 8,250,000 shares of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”), issued and outstanding.

HAYMAKER ACQUISITION CORP.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2018 and for the three months ended September 30, 2017 and for the period from April 26, 2017 (date of inception) to September 30, 2017 (Unaudited)	2

	Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2018 and for the period from April 26, 2017 (date of inception) to September 30, 2017 (Unaudited)	3

	Notes to Condensed Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

 i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HAYMAKER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$575,517	$1,123,821
Prepaid expenses	76,677	109,000
Total current assets	652,194	1,232,821

Cash and marketable securities held in Trust Account	334,741,785	330,565,672
Total assets	$335,393,979	$331,798,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$49,352	$32,104
Accrued transaction costs	1,875,565	—
Income tax payable	671,255	—
Total current liabilities	2,596,172	32,104

Deferred tax liability	80,175	89,409
Deferred underwriter compensation	12,150,000	12,150,000
Total liabilities	14,826,347	12,271,513

Commitments and contingencies
Common stock subject to possible redemption, 31,172,255 and 31,398,875 shares at redemption value as of September 30, 2018 and December 31, 2017, respectively	315,567,631	314,526,979

Stockholders’ equity:

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,827,745 and 1,601,125 shares issued and outstanding (excluding 31,172,255 and 31,398,875 shares subject to redemption) as of September 30, 2018 and December 31, 2017, respectively	183	160
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 8,250,000 shares issued and outstanding	825	825
Additional paid-in capital	3,621,993	4,662,669
Accumulated earnings	1,377,000	336,347

Total stockholders’ equity	5,000,001	5,000,001

Total liabilities and stockholders’ equity	$335,393,979	$331,798,493

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	For the period from April 26, 2017 (date of inception) to September 30, 2017
Operating costs and formation costs	$2,243,281	$-	$2,473,439	$1,689
Loss from operations	(2,243,281)	-	(2,473,439)	(1,689)

Other income:
Interest income	1,586,283	-	3,794,329	-
Unrealized gain on securities held in Trust Account	19,918	-	381,784	-
Other income, net	1,606,201	-	4,176,113	-

Income (loss) before provision for income taxes	(637,080)	-	1,702,674	(1,689)
Provision for Income Taxes	(260,082)	-	(662,021)	-
Net income (loss)	$(897,162)	$-	$1,040,653	$(1,689)

Weighted average shares outstanding, basic and diluted (1)	9,862,253	7,500,000	9,757,538	7,500,000

Basic and diluted net loss per common share(2)	$(0.22)	$(0.00)	$(0.23)	$(0.00)

(1)	Excludes an aggregate of up to 31,172,255 shares subject to redemption at September 30, 2018. There were no shares subject to redemptions at September 30, 2017.

(2)	Net loss per common share – basic and diluted excludes interest income attributable to common stock subject to redemption of $1,271,563 and $3,319,460 for the three and nine months ended September 30, 2018, respectively (see Note 2)

See accompanying notes to condensed financial statements.

HAYMAKER ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2018	For the period from April 26, 2017 (date of inception) to September 30, 2017

Cash Flows from Operating Activities:
Net income (loss)	$1,040,653	$(1,689)
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(3,794,329)	-
Unrealized gain on marketable securities held in Trust Account	(381,784)	-
Deferred tax liability	(9,234)	-
Changes in operating assets and liabilities:
Prepaid expenses	32,323	-
Accrued expenses	17,247	-
Accrued transaction costs	1,875,565	-
Income tax payable	671,255	-
Net cash used in operating activities	(548,304)	-

Cash flows from financing activities:
Proceeds from sale of Class B convertible common stock to Sponsor	-	25,000
Proceeds from Sponsor note	-	180,700
Payment of offering costs	-	(203,964)
Net cash provided by financing activities	-	1,736

Net Change in Cash	(548,304)	47
Cash – Beginning	1,123,821	-
Cash – Ending	$575,517	$47

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$-	$10,000
Taxes paid	$206,793	-
Change in value of common stock subject to possible redemption	$1,040,652	$-

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

On November 1, 2018, the Company and OneSpaWorld (“OSW”), a global provider of health and wellness products and services onboard cruise ships and in destination resorts around the world, announced that they, and certain other related parties, entered into a business combination agreement (the “Transaction Agreement”). Under the terms of the Transaction Agreement, the Company and OSW will combine under a new holding company, OneSpaWorld Holdings Limited, which is expected to be listed on the Nasdaq Stock Market under the symbol “OSW.” The closing is subject to customary closing conditions. Additional information regarding the announcement is described under Note 9 — Subsequent Events.

At September 30, 2018, the Company had not commenced any operations. All activity for the period from April 26, 2017 (date of inception) through September 30, 2018 related to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and since such offering for the search for a target company with which to consummate an Initial Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock were recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Initial Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquire shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

The Company’s sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters in the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Company’s sponsor will not be responsible to the extent of any liability for such third party claims. The Company has not independently verified whether its sponsor has sufficient funds to satisfy its indemnity obligations and believes that its sponsor’s only assets are securities of the Company. The Company has not asked its sponsor to reserve for such indemnification obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Liquidity and Going Concern

As of September 30, 2018, the Company had a balance of cash and cash equivalents of $575,517.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its Initial Business Combination.

The Company cannot provide any assurance that additional financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 and December 31, 2017.

Cash and Marketable Securities held in Trust Account

At September 30, 2018, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Accrued Expenses and Accrued Transaction Costs

Accrued expenses include expenses incurred but not yet paid for rent and legal expenses. Accrued transaction costs include expenses incurred but not yet paid for legal and due diligence expenses related to the business combination.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017 the U.S.Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at September 30, 2018 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The ultimate impact may differ from this provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, less common shares that were subject to forfeiture. At September 30, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. The Company has not considered the effect of warrants sold in the Public Offering and Private Placement to purchase 24,500,000 shares in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Reconciliation of Net Income (Loss) per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2018	2018
Net Income (loss)	$(897,162)	$1,040,653
Less: Income attributable to common stock subject to redemption	(1,271,563)	(3,319,460)
Adjusted net loss	(2,168,725)	(2,278,807)

Weighted average shares outstanding, basic and diluted	9,862,253	9,757,538

Basic and diluted net loss per common share	$(0.22)	$(0.23)

For the period from April 26, 2017 (date of inception) to September 30, 2017, there was no portion of income (loss) that was attributable to common stock subject to redemption.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on October 27, 2017 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and nine months ended September 30, 2018, the Company incurred $30,000 and $90,295, respectively in fees for these services, with $1,936 in accrued expenses as of September 30, 2018.

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 33,000,000 shares (which includes 31,172,255 and 31,398,875 shares subject to redemption, respectively) of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class common stock with a par value of $0.0001 per share. As of September 30, 2018 and December 31, 2017, the Company’s Sponsor owns an aggregate of 8,250,000 shares of the Company’s Class B common stock.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	December 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$334,741,785	$330,565,672

9. SUBSEQUENT EVENTS

Business Combination Agreement

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 1, 2018, the Company and OSW, a global provider of health and wellness products and services onboard cruise ships and in destination resorts around the world, announced that they, and certain other related parties, entered into the Transaction Agreement. Under the terms of the Transaction Agreement, the Company and OSW will combine under a new holding company, OSW Holdings, which is expected to be listed on The Nasdaq Stock Market under the symbol “OSW.” This transaction will be funded through a combination of cash, stock and debt financing.

Subject to the terms and conditions of the Transaction Agreement (including certain adjustments pursuant to and in accordance with the terms of the Transaction Agreement and the ancillary agreements), the business combination will result in the following for the Company:

●	each share of Class A common stock will be converted into the right to receive one fully paid and non-assessable common share, par value U.S. $0.0001 per share, of OSW Holdings (each, an “OSW Holdings Share”);

●	each of the Redeemable Warrants will be restated and become exercisable for one OSW Holdings Share, on the same terms and conditions as those applicable to the Redeemable Warrants (each, an “OSW Holdings Public Warrant”);

●	each Unit will be cancelled in exchange for consideration consisting of the right to receive (A) one fully paid and non-assessable OSW Holdings Share, and (B) one half of an OSW Holdings Public Warrant;

●	the 8.25 million Founder Shares issued to Sponsor prior to Haymaker’s initial public offering will be converted into 3.00 million OSW Holdings Shares and the right to receive 2.00 million OSW Holdings Shares upon the occurrence of certain events;

●	each of the Private Placement Warrants will be restated and become exercisable for one OSW Holdings Share, on the same terms and conditions as those applicable to the Private Placement Warrants (the “OSW Holdings Private Warrants”); and

●	the Sponsor will forfeit 3.25 million OSW Holdings Shares and 5,006,581 OSW Holdings Private Warrants.

Certain Haymaker’s stockholders (who hold Class A shares and are not subject to the insider agreement not to redeem any shares) may exercise their right to redeem all or a portion of their shares of Class A common stock pursuant to Haymaker’s certificate of incorporation.

Subject to the terms and conditions of the Transaction Agreement (including certain adjustments pursuant to and in accordance with the terms of the Transaction Agreement and the ancillary agreements), the selling equity holders of OSW will receive: (i) 16,540,363 OSW Holdings Shares (valued at $165,403,630 based on a $10.00 share price), (ii) 1,901,287 OSW Holdings Private Warrants, (iii) $717,096,370 in cash, and (iv) the right to receive up to an additional one million OSW Holdings Shares upon the occurrence of certain events. To the extent that interest on the amounts in the Trust Account, as of immediately prior to the closing of the business combination (without giving effect to any redemptions), plus $400,000, and less the sum of redemptions in excess of $50.0 million, is greater than zero, such amount will increase the cash consideration to the sellers at the closing of the business combination and correspondingly decrease the OSW Holdings Shares to the sellers. To the extent that certain Haymaker transaction expenses are less than $35.0 million, certain deferred shares may instead be issued at the closing of the business combination. 350,000 of the OSW Holding Shares that would otherwise be held at the closing of the business combination by the sellers shall be deposited into escrow at the closing of the business combination to satisfy the sellers’ indemnification obligations under the Transaction Agreement.

Along with the $334.7 million of cash held in the Trust Account, OSW Holdings has secured commitments for a $122.5 million private placement of OSW Holdings Shares and OSW Holdings Private Warrants from investors. The proposed transaction also includes committed debt financing.

Concurrent with the execution of the Transaction Agreement, the selling equity holders of OSW and OSW Holdings entered into Stock Purchase Agreements with certain purchasers (the “Secondary Purchasers”), pursuant to which, among other things, the Secondary Purchasers will purchase an aggregate of 5,607,144 OSW Holdings Shares from the selling equity holders on the first business day after the closing of the Business Combination.

Completion of the proposed transaction, which is expected in early 2019, is subject to customary and other closing conditions, including approval from the Company’s stockholders.

Certain Related Agreements

Concurrent with the execution of the Transaction Agreement, OSW Holdings, the Company and the seller representative entered into a Director Designation Agreement (the “DDA”), pursuant to which, among other things, the seller representative will have the right to appoint one member of the board of directors of OSW Holdings and one member of the compensation committee of OSW Holdings for so long as the seller representative and certain of its affiliates, in the aggregate, beneficially own 5.00% or more of the issued and outstanding OSW Holdings Shares. Immediately following the closing of the business combination, Marc Magliacano will serve as a Class B director of the board of directors of OSW Holdings and as a member of the compensation committee of OSW Holdings pursuant to the seller representative’s rights under the DDA.

In addition and concurrent with the execution of the Transaction Agreement, the Sponsor, the Company, OSW Holdings and the seller representative entered into a Sponsor Support Agreement, pursuant to which the Sponsor will surrender certain of its equity interests in OSW Holdings (as contemplated by the Transaction Agreement and described above) and agree to certain covenants and agreements related to the transactions contemplated by the Transaction Agreement, particularly with respect to taking supportive actions to consummate the business combination. At the same time, the seller representative, the Company, and the Sponsor also entered into a Waiver Agreement, pursuant to which each holder of Class B common stock irrevocably waived its rights under Section 4.3(b)(ii) of the Company’s certificate of incorporation to receive additional Class A common stock upon conversion of the Class B common stock held by such person in connection with the business combination as a result of the new issuance of OSW Holdings Shares or any other anti-dilution (or similar) protections in respect of the Class B common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us,” “Haymaker,” or the “Company” refer to Haymaker Acquisition, Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Haymaker Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in the initial public offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Business Combination Agreement

On November 1, 2018, the Company and OSW, a global provider of health and wellness products and services onboard cruise ships and in destination resorts around the world, announced that they, and certain other related parties, entered into the Transaction Agreement. Under the terms of the Transaction Agreement, the Company and OSW will combine under a new holding company, OSW Holdings, which is expected to be listed on The Nasdaq Stock Market under the symbol “OSW.” This transaction will be funded through a combination of cash, stock and debt financing.

Subject to the terms and conditions of the Transaction Agreement (including certain adjustments pursuant to and in accordance with the terms of the Transaction Agreement and the ancillary agreements), the business combination will result in the following for the Company:

●	each share of Class A common stock will be converted into the right to receive one OSW Holdings Share;

●	each of the Redeemable Warrants will be restated and become exercisable for one OSW Holdings Public Warrant;

●	each Unit will be cancelled in exchange for consideration consisting of the right to receive (A) one fully paid and non-assessable OSW Holdings Share, and (B) one half of an OSW Holdings Public Warrant;

●	the 8.25 million Founder Shares issued to Sponsor prior to Haymaker’s initial public offering will be converted into 3.00 million OSW Holdings Shares and the right to receive 2.00 million OSW Holdings Shares upon the occurrence of certain events;

●	each of the Private Placement Warrants will be restated and become exercisable for one OSW Holdings Share, on the same terms and conditions as those applicable to the Private Placement Warrants (the “OSW Holdings Private Warrants”); and

●	the Sponsor will forfeit 3.25 million OSW Holdings Shares and 5,006,581 OSW Holdings Private Warrants.

Certain Haymaker’s stockholders (who hold Class A shares and are not subject to the insider agreement not to redeem any shares) may exercise their right to redeem all or a portion of their shares of Class A common stock pursuant to Haymaker’s certificate of incorporation.

Subject to the terms and conditions of the Transaction Agreement (including certain adjustments pursuant to and in accordance with the terms of the Transaction Agreement and the ancillary agreements), the selling equity holders of OSW will receive: (i) 16,540,363 OSW Holdings Shares (valued at $165,403,630 based on a $10.00 share price), (ii) 1,901,287 OSW Holdings Private Warrants, (iii) $717,096,370 in cash, and (iv) the right to receive up to an additional one million OSW Holdings Shares upon the occurrence of certain events. To the extent that interest on the amounts in the Trust Account, as of immediately prior to the closing of the business combination (without giving effect to any redemptions), plus $400,000, and less the sum of redemptions in excess of $50.0 million, is greater than zero, such amount will increase the cash consideration to the sellers at the closing of the business combination and correspondingly decrease the OSW Holdings Shares to the sellers. To the extent that certain Haymaker transaction expenses are less than $35.0 million, certain deferred shares may instead be issued at the closing of the business combination. 350,000 of the OSW Holding Shares that would otherwise be held at the closing of the business combination by the sellers shall be deposited into escrow at the closing of the business combination to satisfy the sellers’ indemnification obligations under the Transaction Agreement.

Along with the $334.7 million of cash held in the Trust Account, OSW Holdings has secured commitments for a $122.5 million private placement of OSW Holdings Shares and OSW Holdings Private Warrants from investors. The proposed transaction also includes committed debt financing.

Concurrent with the execution of the Transaction Agreement, the selling equity holders of OSW and OSW Holdings entered into Stock Purchase Agreements with the Secondary Purchasers, pursuant to which, among other things, the Secondary Purchasers will purchase an aggregate of 5,607,144 OSW Holdings Shares from the selling equity holders on the first business day after the closing of the Business Combination.

Completion of the proposed transaction, which is expected in early 2019, is subject to customary and other closing conditions, including approval from the Company’s stockholders.

Certain Related Agreements

Concurrent with the execution of the Transaction Agreement, OSW Holdings, the Company and the seller representative entered into the DDA, pursuant to which, among other things, the seller representative will have the right to appoint one member of the board of directors of OSW Holdings and one member of the compensation committee of OSW Holdings for so long as the seller representative and certain of its affiliates, in the aggregate, beneficially own 5.00% or more of the issued and outstanding OSW Holdings Shares. Immediately following the closing of the business combination, Marc Magliacano will serve as a Class B director of the board of directors of OSW Holdings and as a member of the compensation committee of OSW Holdings pursuant to the seller representative’s rights under the DDA.

In addition and concurrent with the execution of the Transaction Agreement, the Sponsor, the Company, OSW Holdings and the seller representative entered into a Sponsor Support Agreement, pursuant to which the Sponsor will surrender certain of its equity interests in OSW Holdings (as contemplated by the Transaction Agreement and described above) and agree to certain covenants and agreements related to the transactions contemplated by the Transaction Agreement, particularly with respect to taking supportive actions to consummate the business combination. At the same time, the seller representative, the Company, and the Sponsor also entered into a Waiver Agreement, pursuant to which each holder of Class B common stock irrevocably waived its rights under Section 4.3(b)(ii) of the Company’s certificate of incorporation to receive additional Class A common stock upon conversion of the Class B common stock held by such person in connection with the business combination as a result of the new issuance of OSW Holdings Shares or any other anti-dilution (or similar) protections in respect of the Class B common stock.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2018, we had net loss of $897,162, which consists of operating and transaction costs of $2,243,281 and a $260,082 provision for income taxes, offset by interest income of $1,586,283 and an unrealized gain on marketable securities held in our Trust Account of $19,918.

For the nine months ended September 30, 2018, we had net income of $1,040,653, which consists of operating and transaction costs of $2,473,439 and a $662,021 provision for income taxes, offset by interest income of $3,794,329 and an unrealized gain on marketable securities held in our Trust Account of $381,784.

For the period from April 26, 2017 (inception) through September 30, 2017, we had a net loss of $1,689. The company has no net income for the three months ended September 30, 2017.

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

Transaction costs amounted to $18,834,367, consisting of $6,000,000 of underwriting fees, $12,150,000 of deferred underwriting fees and $684,367 of Initial Public Offering costs. In addition, $1,596,997 of cash was held outside of the Trust Account and was available for working capital purposes. As of September 30, 2018, we had cash and marketable securities held in the Trust Account of $334,741,785 (including $4,741,785 of unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account may be used by us to pay franchise and income taxes. Through September 30, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

For the nine months ended September 30, 2018, cash used in operating activities was $548,304, consisting primarily of $2,473,439 in operating costs, less changes in operating assets and liabilities that provided $1,925,135 of cash from operating activities. The interest income of $3,794,329 and unrealized gains of $381,784 earned on cash and marketable securities held in the Trust Account are not available for operations, except for the payment of income and franchise taxes.

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

As of September 30, 2018, we had cash of $575,517 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Our Sponsor or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

HAYMAKER ACQUISITION CORP.

Date: November 14, 2018	/s/ Steven J. Heyer
Steven J. Heyer
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	/s/ Christopher Bradley
Christopher Bradley
Chief Financial Officer) (Principal Financial and Accounting Officer)

