Form 10-K
period 2018-12-31
Haymaker Acquisition Corp.
filed 2019-03-06
CIK 1707306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-38254

HAYMAKER ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-1329677
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

650 Fifth Avenue Floor 10 New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 616-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one-half of one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 29, 2018, as reported on the NASDAQ Capital Market, was $322,080,000.

As of March 5, 2019, there were 8,250,000 shares of Class B common stock, par value $0.0001 per share, and 33,000,000 shares of Class A common stock, par value $0.0001 per share which includes shares of Class A common stock underlying the units sold in our initial public offering, of the registrant issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “company,” “our company” or “Haymaker” are to Haymaker Acquisition Corp.;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees);

●	“public stockholders” are to the holders of our public shares, including, without limitation, our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team have purchased public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“management” or our “management team” are to our executive officers and directors;

●	“sponsor” are to Haymaker Sponsor, LLC, a Delaware limited liability company, and an affiliate of each of our Chief Executive Officer and President (who are the managing members of our sponsor);

●	“founder shares” are to shares of our Class B common stock, 8,250,000 of which are currently outstanding and have been issued to our initial stockholders prior to our initial public offering and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent such private placement warrants are no longer held by the initial purchaser or its permitted transferees; and

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering.

●	“OSW Holdings” are to OneSpaWorld Holdings Limited.

●	“OneSpaWorld” are to the “OneSpaWorld” business of Steiner Leisure Limited prior to the Transaction.

●	“Transaction Agreement” are to the Business Combination Agreement, dated November 1, 2018 (as amended on January 7, 2019, by Amendment No. 1 to Business Combination Agreement, and as it may be further amended, supplemented or otherwise modified from time to time), by and among Haymaker, OSW Holdings, the sellers named therein, and the other parties thereto.

●	“Transaction” means all of the transactions contemplated by the Transaction Agreement, as a result of which OSW Holdings will be the ultimate parent company of Haymaker and OneSpaWorld.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with OneSpaWorld Holdings Limited or an alternative business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, if the Transaction (defined below) is not consummated;

●	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

iii

PART I

Item 1.	Business

Introduction

We are an early stage blank check company recently formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We intend to acquire and operate a business in the consumer and consumer-related products and services industries and believe our management team is well suited to identify opportunities that have the potential to generate attractive risk-adjusted returns for our stockholders. However, we are not limited to these industries and if the Transaction (defined below) is not consummated, we may pursue a business combination opportunity in any business or industry we choose and we may pursue a company with operations or opportunities outside of the United States.

Our executives are experienced at recognizing and quantifying the value of brands, and creating strategies to reposition those brands so that they reach their full market potential. Not only does our management team bring a combination of operating, investing, financial and transaction experience, but also has worked together for over a decade, creating value for shareholders.

Past performance of our management team is not a guarantee of success with respect to any business combination we may consummate. You should not rely on the historical performance record of our management as indicative of our future performance. Our officers and directors have not had management experience with blank check companies or special purpose acquisition corporations in the past.

Initial Business Combination

On November 1, 2018, we entered into the Transaction Agreement with OSW Holdings and the other parties thereto. We amended the Transaction Agreement on January 7, 2019. Pursuant to the Transaction Agreement, among other things, OSW Holdings will, directly or indirectly, acquire our company and OneSpaWorld. OneSpaWorld is a pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Its highly-trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products. OSW Holdings is expected to be listed on The Nasdaq Stock Market under the symbol “OSW.” This transaction will be funded through a combination of cash, stock and debt financing. Completion of the proposed transaction, which is expected in the first quarter of 2019, is subject to customary and other closing conditions, including approval from our stockholders.

On November 13, 2018, OSW Holdings filed with the Securities and Exchange Commission (the “Commission”) a registration statement on Form S-4 (as amended on December 28, 2018, January 22, 2019, February 8, 2019 and February 14, 2019, the “Form S-4”) in connection with our proposed business combination with OSW. The Form S-4 was declared effective by the SEC on February 14, 2019.

For additional information regarding the Transaction Agreement, the proposed business combination and OSW, including the risks and uncertainties regarding the business combination and OSW’s business, see the Definitive Proxy Statement on Schedule 14A relating to the business combination we filed with the SEC on February 14, 2019 (the “Proxy Statement”).

Other than as specifically discussed, this Report does not give effect to the Transaction.

Transaction Agreement

Subject to the terms and conditions of the Transaction Agreement (including certain adjustments pursuant to and in accordance with the terms of the Transaction Agreement and the ancillary agreements), the business combination will result in the following for the Company:

●	each share of our Class A common stock will be converted into the right to receive one fully paid and non-assessable common share, par value U.S. $0.0001 per share, of OSW Holdings (each, an “OSW Holdings Share”);

●	each of the warrants included in the units issued in our initial public offering will be restated and become exercisable for one OSW Holdings Share, on the same terms and conditions as those applicable to the existing warrant (each, an “OSW Holdings Public Warrant”);

●	the 8.25 million shares of our Class B common stock held by our sponsor will be converted into 6,650,000 OSW Holdings Shares (3,650,000, subject to certain adjustments, of which will be transferred and forfeited to OSW Holdings) and the right to receive 1,600,000 OSW Holdings Shares upon the occurrence of certain events;

●	each of the Placement Warrants will be restated and become exercisable for one OSW Holdings Share, on the same terms and conditions as those applicable to the Placement Warrants (the “OSW Holdings Private Warrants”); and

●	our sponsor will forfeit 3,650,000 OSW Holdings Shares and 4,707,734 OSW Holdings Private Warrants.

Certain of our stockholders (who hold Class A shares and are not subject to the insider agreement not to redeem any shares) may exercise their right to redeem all or a portion of their shares of Class A common stock pursuant to our certificate of incorporation.

Subject to the terms and conditions of the Transaction Agreement (including certain adjustments pursuant to and in accordance with the terms of the Transaction Agreement and the ancillary agreements), the selling equity holders of OSW (the “Sellers”) will receive: (i) 14,821,863 OSW Holdings Shares (valued at $148,218,630 based on a $10.00 share price), (ii) 1,602,440 OSW Holdings Private Warrants, (iii) $637,096,370 in cash, and (iv) the right to receive up to an additional 5,000,000 OSW Holdings Shares upon the occurrence of certain events. The cash consideration payable to the Sellers at the closing of the business combination will be increased (and the OSW Holdings Share consideration payable to the seller will be correspondingly decreased) if the sum of the interest on the amounts in the trust account, as of immediately prior to the closing of the business combination (without giving effect to any redemptions), plus $400,000, is greater than the aggregate amount of redemptions of our Class A common stock in excess of $50,000,000.

Subject to the terms and conditions of the Transaction Agreement, no more than five business days following (i) the first day the OSW Holdings Shares’ five-day volume weighted average price is greater than or equal to $20.00, (ii) a change of control of OSW Holdings where the OSW Holdings Shares are sold for at least $20.00 per share, or (iii) the 10-year anniversary of the closing of the business combination, OSW Holdings will issue 5,000,000 OSW Holdings Shares to Steiner Leisure Limited and 1,600,000 OSW Holdings Shares to our sponsor (both subject to adjustment as set forth in the Transaction Agreement) (such shares, the “Deferred Shares”). To the extent that our transaction expenses are less than $35,000,000, a portion of the Deferred Shares will instead be issued at the closing of the business combination to Steiner Leisure Limited and our sponsor.

Financing

Along with the funds held in the trust account, OSW Holdings has secured commitments for a $122,500,000 private placement of OSW Holdings Shares and OSW Holdings Private Warrants from investors. The proposed transaction also includes committed debt financing. Based on commitment letters we obtained from certain lenders on behalf of OSW Holdings, a subsidiary of OSW Holdings will enter into (i) (x) a first lien term loan facility of up to $245,000,000 (including $50,000,000 which may be utilized to partially fund the business combination in the event of redemption) that matures in seven years and (y) a first lien revolving loan facility of up to $22,500,000 that matures in five years, and (ii) a second lien term loan facility of up to $25,000,000 that matures in eight years. Loans outstanding under the first lien term loan facility and the first lien revolving loan facility will accrue interest at a rate per annum equal to LIBOR plus a margin ranging from 4.25% to 3.75% depending on the achievement of certain leverage ratios and undrawn amounts under the first lien revolving loan facility accrue a commitment fee at a rate per annum of 0.50% on the average daily undrawn portion of the commitments thereunder, with one step down to 0.325% upon achievement of a certain leverage ratio. Loans outstanding under the second lien term loan facility will accrue interest at a rate per annum equal to LIBOR plus 7.50%. Principal payments on the first lien term loan facility equal to 0.25% of the original principal amount will be due quarterly, and the second lien term loan facility is not subject to amortization.

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

We have utilized, and in the event that the Transaction is not consummated, will continue to utilize, the network and industry experience of Messrs. Heyer and Heyer and their affiliates in seeking an initial business combination and employing our business combination strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities.

We expect that, in the event that the Transaction is not consummated, these networks will continue to provide our management team with a robust flow of acquisition opportunities. In addition, we anticipate that target business candidates will continue to be brought to our attention from various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises.

Business Combination Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial business combination. These criteria and guidelines include, among others:

●	having market and/or cost leadership positions in their respective consumer or consumer-related products and services niches and would benefit from our extensive networks and insights within the consumer and consumer-related products and services industries;

●	providing enduring products, content, or services, with the potential for revenue, market share and/or distribution improvements;

●	fundamentally sound companies that are underperforming their potential and offer compelling value;

●	offering the opportunity for our management team to partner with established target management teams or business owners to achieve long-term strategic and operational excellence, or, in some cases, where our access to accomplished executives and the skills of the management of identified targets warrants replacing or supplementing existing management;

●

exhibiting unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review; and

●	offering an attractive risk-adjusted return for our shareholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

We used these criteria and guidelines in evaluating business combination opportunities, including OneSpaWorld. Based on our evaluation of OneSpaWorld and the industry in which it operates, including the financial and other information provided by OneSpaWorld in the course of negotiations, we believe that OneSpaWorld meets the criteria and guidelines listed above. In the event that the Transaction is not consummated, we may decide to enter into an alternative business combination with a target business that does not meet these criteria and guidelines.

Initial Business Combination

NASDAQ rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. Our board will make the determination as to the fair market value of a target business or businesses. If our board is not able to independently determine the fair market value of a target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business or there is a significant amount of uncertainty as to the value of the company’s assets or prospects. We are not required to obtain, and have not obtained, a fairness opinion in connection with the Transaction.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, such as in connection with the Transaction, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with or our officers or directors (although it is not the case with respect to the Transaction). In the event we seek to complete an alternative business combination with a company that is affiliated with our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain, and have not obtained, a fairness opinion in connection with the Transaction.

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

Financial Position

With funds available in the trust account for a business combination in the amount of $324,520,506 (as of December 31, 2018) after payment of $12,150,000 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Significant Activities since Inception

On October 27, 2017, we consummated our initial public offering of 30,000,000 units, each unit consisting of one share of Class A common stock and one-half of one warrant, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share, pursuant to a registration statement on Form S-1 (File No. 333-220733). The units were sold in our initial public offering at an offering price of $10.00 per unit, generating gross proceeds of $300,000,000 (before underwriting discounts and commissions and offering expenses). Simultaneously with the consummation of our initial public offering, we completed the private placement of 8,000,000 warrants, issued to our sponsor, generating gross proceeds of $8,000,000.

On November 1, 2017, the underwriters of our initial public offering exercised their over-allotment option in part and purchased 3,000,000 units at an offering price of $10.00 per unit, generating gross proceeds of $30 million.

Approximately $330.0 million of the net proceeds from our initial public offering (including the over-allotment) and the private placements with our sponsor were deposited in a trust account established for the benefit of the our public stockholders.

Our units began trading on October 25, 2017 on the Nasdaq Capital Market under the symbol HYACU. Commencing on November 17, 2017, the securities comprising the units began separate trading. The units, common stock and warrants are trading on the Nasdaq Capital Market under the symbols “HYACU,” “HYAC” and “HYACW,” respectively.

As discussed above, on November 1, 2018, we entered into the Transaction Agreement, pursuant to which, among other things and subject to the terms and conditions contained therein, we have agreed to a business combination with OneSpaWorld.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until the closing of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. In the event that the Transaction is not consummated, we may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Sources of Target Businesses

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our officers or directors or making the business combination through a joint venture or other form of shared ownership with our officers or directors. In the event we seek to complete our initial business combination with an alternative business combination target that is affiliated with our sponsor, officers or directors in the event that the Transaction is not consummated, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Selection of a Target Business and Structuring of our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management has virtually unrestricted flexibility in selecting one or more prospective target businesses, although we are not permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

The time required to select and evaluate an alternative target business and to structure and complete the Transaction or an alternative initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the Transaction, if not consummated, or the identification and evaluation of an alternative prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

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

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination. In the event the Transaction is consummated, Messrs. Steven J. Heyer and Andrew R. Heyer will serve as directors of the surviving corporation.

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

Stockholders May Not Have the Ability to Approve our Initial Business Combination

The Transaction requires the approval of our stockholders. However, in the event the Transaction is not consummated, in connection with any alternative proposed business combination, we may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction. In connection with the Transaction, we intend to hold a special meeting of stockholders.

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

Permitted Purchases of our Securities

In the event we seek stockholder approval (which is the case in connection with the Transaction) and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of NASDAQ. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. One purpose and effect of any such transactions would be to seek to obtain the necessary number of votes in favor of the Transaction or an alternative initial business combination, as our sponsor, directors and officers have agreed, pursuant to the letter agreement, to vote any founder shares held by them and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of the Transaction or an alternative initial business combination. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to refrain from purchasing shares during certain periods and when they are in possession of any material nonpublic information and to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as the decision whether to make such purchases pursuant to a Rule 10b5-1 plan will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

The purpose of such purchases would be to (i) vote such shares in favor of the Transaction or an alternative business combination and thereby increase the likelihood of obtaining stockholder approval of the Transaction or an alternative business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the Transaction or an alternative business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2018 is approximately $10.17 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination, such as in connection with the Transaction, or (ii) by means of a tender offer, in the event that the Transaction is not consummated. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain or maintain a listing for our securities on the NASDAQ, we are required to comply with such rules.

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

If we seek stockholder approval, such as in connection with the Transaction, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, assuming all stockholders are present at the stockholders’ meeting held to approve our initial business combination, in addition to our initial stockholders’ founder shares, we would only need 12,375,001, or 37.5%, of the 33,000,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

We will have until October 27, 2019 to complete our initial business combination. If we are unable to complete the Transaction, and if we are unable to complete an alternative initial business combination by October 27, 2019, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by October 27, 2019.

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

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We do not expect that the proceeds held outside the trust account and additional amounts of earned interests the trustee may release will be sufficient to fund the costs and expenses associated with implementing our plan of dissolution, as well as payments to our creditors. We therefore cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by October 27, 2019, is not considered a liquidating distribution under Delaware law a such redemption distribution is deemed to be unlawful (potentially due to the implementation of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete the Transaction or an alternative initial business combination by October 27, 2019, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following October 27, 2019 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

A public stockholder will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares in connection with a stockholder vote to amend any provisions our amended and restated certificate of incorporation relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of our public shares if we are unable to complete the Transaction or an alternative initial business combination by October 27, 2019, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In the event we do not consummate the Transaction, we may continue to encounter intense competition from other entities having a business objective similar to ours in identifying, evaluating and selecting an alternative target business, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

OSW Holdings has filed audited financial statements of OneSpaWorld as part of the proxy solicitation materials that were sent to our stockholders to assist them in assessing OneSpaWorld, and, in the event that the Transaction is not consummated, we will provide stockholders with audited financial statements of any other prospective target company with respect to which proxy solicitation or tender offer material is sent to stockholders. In all likelihood, these financial statements will need to be prepared in accordance with generally accepted accounting principles (“GAAP”). We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

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

You should carefully consider all of following risk factors and all the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risk factors related to OneSpaWorld, see the Registration Statement on Form S-4 filed by OSW Holdings on November 13, 2018, as amended.

We are a recently formed early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete the Transaction or an alternative initial business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2018, we had $221,384 in cash held outside the Trust Account. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this prospectus titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

The Transaction requires the approval of our stockholders. However, in the event that the Transaction is not consummated, we may, in connection with any alternative business combination, choose not to hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, such as in connection with the Transaction, after approval of our board, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash, such as in the Transaction Agreement. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination. In connection with the Transaction, our sponsor has waived such anti-dilution right. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure, or may incentivize us to structure a transaction whereby we issue shares to new investors and not to sellers of target businesses, such that our sponsor will receive additional shares. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

Our initial stockholders may receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as provided herein. Although this is not the case if we consummate the Transaction, in the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our initial public offering and related to the closing of an alternative business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent warrants issued to our sponsor or its affiliates upon conversion of loans made to us. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination. In connection with the Transaction, our sponsor has waived such anti-dilution right.

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

In accordance with NASDAQ’s corporate governance requirements, we were required to hold an annual meeting in 2018. Because of the pendency of the Transaction, which is subject to approval of our stockholders, we did not hold such a stockholder meeting. On January 11, 2019, we received a letter from the staff of the Listing Qualifications Department of NASDAQ notifying us that we no longer comply with certain continued listing rules due to our failure to hold an annual meeting of stockholders in 2018. If we are unable to consummate the Transaction for any reason, we intend to file and mail to our stockholders a definitive annual meeting proxy statement and to hold an annual meeting as soon as possible thereafter. We have submitted a compliance plan to NASDAQ. If NASDAQ accepts our plan, NASDAQ may grant an exception to these rules until July 1, 2019, to regain compliance.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete the Transaction or an alternative initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

In the event we do not consummate the Transaction, we may continue to encounter intense competition from other entities having a business objective similar to ours in identifying, evaluating and selecting an alternative target business, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous alternative target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete the Transaction or an alternative initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate until October 27, 2019, assuming that our initial business combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to complete the Transaction or an alternative business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, if we do not consummate the Transaction, and we will depend on loans from our sponsor or management team to fund our search for an alternative business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

If the proposed business combination is not consummated and we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete the Transaction or an alternative business combination by October 27, 2019 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following October 27, 2019 in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers and auditors) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete the Transaction or an alternative business combination by October 27, 2019 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We might not hold an annual meeting of stockholders until after the consummation of the Transaction or an alternative business combination, which could delay the opportunity for our stockholders to elect directors.

On January 11, 2019, we received a letter from the staff of the Listing Qualifications Department of NASDAQ notifying us that we no longer comply with certain continued listing rules due to our failure to hold an annual meeting of stockholders in 2018. We have submitted a compliance plan to NASDAQ. If NASDAQ accepts our plan, NASDAQ may grant an exception to these rules until July 1, 2019, to regain compliance. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the private placement warrants and the shares of Class A common stock issuable upon conversion of the founder shares and exercise of the private placement warrants held by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. In connection with the Transaction, the current owner of OneSpaWorld and our sponsor will be entitled to certain customary demand and piggy-back registration rights of their shares of OneSpaWorld pursuant to a Registration Rights Agreement effective as of the closing of the Transaction. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

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

In the event that the Transaction is not consummated, we may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

In the event that the Transaction is not consummated, we may consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event that the Transaction is not consummated and we elect to pursue an alternative business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, in the event that the Transaction is not consummated we may enter into an alternative business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

 We have identified general criteria and guidelines for evaluating prospective target businesses that we have used in evaluating business combination opportunities, including OneSpaWorld (which meets such criteria). In the event that the Transaction is not consummated, we may decide to enter into an alternative business combination with a target business that does not meet these criteria and guidelines. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

In the event that we do not consummate the Transaction, we may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

In the event that we do not consummate the Transaction and to the extent we complete an alternative business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. We are not required to obtain, and have not obtained, a fairness opinion in connection with the Transaction. Accordingly, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used has been disclosed in our proxy solicitation materials sent to stockholders to assist them in assessing OneSpaWorld, and, in the event that the Transaction is not consummated, such standards will be disclosed in our proxy solicitation materials or tender offer documents, as applicable, related to our initial business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 142,500,000 and 11,750,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock, which amount is not currently determinable. There are currently no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination (although this is not the case if we consummate the Transaction). Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation (although this is not the case if we consummate the Transaction). These anti-dilution provisions may incentivize us to structure a transaction whereby we issue shares to new investors and not to sellers of target businesses, such that our sponsor will receive additional shares. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

In the event that we do not consummate the Transaction, we anticipate that the investigation of each alternative specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event (including with respect to the Transaction) will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. In the event that the Transaction is consummated, Messrs. Steven J. Heyer and Andrew R. Heyer will serve as directors of the surviving corporation. In the event that the Transaction is not consummated, some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

In the event that the Transaction is consummated, Messrs. Steven J. Heyer and Andrew R. Heyer will serve as directors of the surviving corporation. In the event that the Transaction is not consummated, our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

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

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete the Transaction or an alternative initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in making investments in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in making and managing investments in a similar business. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so and this is not the case with respect to the Transaction. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors (although this is not the case with respect to the Transaction). Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Despite our agreement to obtain an opinion from independent investment banking firm that is a member of FINRA or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On May 16, 2017, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. Because the underwriters of our initial public offering did not exercise their over-allotment option in full, 375,000 of such shares were forfeited in November 2017. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 8,000,000 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of $8,000,000, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

We may effectuate our business combination with a single target business or, in the event that the Transaction is not consummated, multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

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

In the event that the Transaction is not consummated, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

In the event that the Transaction is not consummated and if we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

If we effect our initial business combination with a company with operations or opportunities outside of the United States (such as OneSpaWorld), we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States (such as OneSpaWorld), we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

Business combinations with companies in the consumer and consumer-related products and services industries (such as OneSpaWorld) entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

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

Our executive office is located at 650 Fifth Avenue, Floor 10, New York, NY 10019, and our telephone number is (212) 616-9600. Our executive offices are provided to us by an affiliate of our sponsor. We pay such affiliate a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending to which we are a party or of which any of our property is the subject.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our units, Class A common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “HYACU,” “HYAC” and “HYACW, respectively. Our units commenced public trading on October 25, 2017, and our Class A common stock and warrants commenced public trading on November 17, 2017.

Holders

On February 6, 2019, there was one holder of record of our units, one holder of record of our shares of Class A common stock, one holder of record of our shares of Class B common stock and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of the Transaction or an alternative business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to the Transaction or an alternative business combination will be within the discretion of the board of directors at such time. Our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

		For the Period from
	For the Year ended	April 26, 2017 (Inception) to
	December 31, 2018	December 31, 2017
Statement of Operations Data:
Formation costs and operating costs	$4,690,718	$139,916
Loss from operations	(4,690,718)	(139,916)
Other income, net	6,104,835	565,672
Income before provision for income taxes	1,414,117	425,756
Net income	$397,028	$336,347

Weighted average shares outstanding, basic and diluted (1)	9,911,510	8,084,124

Basic and diluted net loss per share (2)	$(0.44)	$(0.02)

Balance Sheet Data (end of period):
Total assets	$336,985,369	$331,798,493
Total liabilities	17,061,362	12,271,513
Common stock subject to possible redemption	314,924,006	314,526,979
Stockholders’ Equity	5,000,001	5,000,001

Other Financial Data:
Net cash used in operating activities	$(902,436)	$(216,812)
Net cash used in investing activities	----	(330,000,000)
Net cash provided by financing activities	----	331,340,633

(1)	Excludes an aggregate of up to 30,961,528 and 31,398,875 shares subject to redemption as of December 31, 2018 and 2017, respectively.
(2)	Net loss per common share – basic and diluted excludes interest income attributable to common stock subject to redemption of $4,773,466 and $538,237 for the year ended December 31, 2018 and 2071, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On November 1, 2018, we entered into the Transaction Agreement with OSW Holdings and the other parties thereto. We amended the Transaction Agreement on January 7, 2019. Pursuant to the Transaction Agreement, among other things, OSW Holdings will, directly or indirectly, acquire our company and the “One Spa World” business of Steiner Leisure Limited. OneSpaWorld is a pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Its highly-trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products. Consummation of the transactions contemplated by the Transaction Agreement is subject to customary conditions of the respective parties, and conditions customary to special purpose acquisition companies, including the approval of our stockholders.

The Transaction Agreement and related agreements are described above under the heading “Item 1, Business – Initial Business Combination.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2018 were organizational activities, preparing for the initial public offering, identifying a target company for a business combination, negotiating the Transaction Agreement, and preparing for the Transaction. We do not expect to generate any operating revenues until after the completion of the Transaction or an alternative business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance). We have incurred due diligence expenses in connection with our evaluation of OneSpaWorld, and, in the event the Transaction is not consummated, will incur due diligence expenses in connection with completing an alternative business combination.

For the year ended December 31, 2018, we had a net income of $397,028, which consists of operating costs of $4,690,718 and a $1,017,089 provision for income taxes, offset by an unrealized gain on marketable securities held in our Trust Account of $448,765 and interest income on marketable securities held in the Trust Account of $5,656,070.

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

Transaction costs amounted to $18,834,367, consisting of $6,000,000 of underwriting fees, $12,150,000 of deferred underwriting fees and $684,367 of initial public offering costs. In addition, $1,596,997 of cash was held outside of the Trust Account and was available for working capital purposes

As of December 31, 2018, we had cash and marketable securities held in the Trust Account of $336,670,506 (including $5,656,070 of interest income and $448,765 of unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account may be used by us to pay franchise and income taxes. Through December 31, 2018, we did not withdraw any funds from the interest earned on the Trust Account.

For the year ended December 31, 2018, cash used in operating activities was $902,436, consisting primarily of $5,707,807 in operating costs, netted with the changes in operating assets and liabilities of $4,805,370 of cash from operating activities. The interest and unrealized gains totaling $6,104,835 earned on cash and marketable securities held in the Trust Account are not available for operations, except for the payment of income and franchise taxes.

For the period April 26, 2017 (inception) through December 31, 2017, cash used in operating activities was $216,812, consisting primarily of $139,916 in operating costs, plus changes in operating assets and liabilities that used $12,513 of cash from operating activities. The interest and unrealized gains totaling $565,672 earned on cash and marketable securities held in the Trust Account are not available for operations, except for the payment of income and franchise taxes.

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

As of December 31, 2018, we had cash of $221,384 held outside the Trust Account. If we do not complete the Transaction, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through the consummation of the Transaction. However, in the event the Transaction is not consummated, we will likely have insufficient funds available to operate our business prior to an alternative business combination. Moreover, in the event the Transaction is not consummated, we may need to obtain additional financing either to complete an alternative business combination or because we become obligated to redeem a significant number of our public shares upon completion of an alternative business combination, in which case we may issue additional securities or incur debt in connection with such alternative business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of an alternative business combination. If we are unable to complete an alternative business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. We cannot provide any assurance that additional financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of our balance sheet.

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

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-21 comprising a portion of this Annual Report on Form 10-K.

Supplementary Data (unaudited)

The following table presents selected unaudited quarterly financial data of the Company for the year ended December 31, 2018.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Period ended December 31, 2018
Operating Expenses
Operating costs	$115,198	$114,961	$2,243,281	$2,217,279	$4,690,719
Loss from operations	(115,198)	(114,961)	(2,243,281)	(2,217,279)	(4,690,719)
Other Income:
Unrealized gain	276,906	84,960	19,918	66,981	448,765
Interest income	814,363	1,393,684	1,586,283	1,861,741	5,656,071
Provision for income taxes	(115,566)	(286,373)	(260,082)	(355,068)	(1,017,089)
Net Income (Loss)	$860,505	$1,077,310	$(897,162)	$(643,625)	$397,028

Gain (loss) per common share: Basic and diluted	$(0.01)	$(0.01)	$(0.22)	$(0.21)	$(0.44)

Weighted average number of common shares outstanding: Basic and diluted	9,851,125	9,854,919	9,862,253	10,077,745	9,911,510

Balance Sheet Data (at period end)
Cash	$979,957	$860,043	$575,517	$221,384	$221,384
Cash and securities held in Trust Account	331,656,940	333,135,584	334,741,785	336,670,506	336,670,506
Total Assets	332,785,123	331,108,078	335,393,979	336,985,369	336,985,369
Total Liabilities	12,397,638	12,643,284	14,826,347	17,061,362	17,061,362
Common stock subject to possible redemption	315,387,484	316,464,793	315,567,631	314,924,006	314,924,006
Total Stockholders’ Equity	$5,000,001	$5,000,001	$5,000,001	$5,000,001	$5,000,001

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Steven J. Heyer	66	Chief Executive Officer and Executive Chairman
Andrew R. Heyer	61	President and Director
Christopher Bradley	41	Chief Financial Officer
Robert A. Nisi	56	General Counsel and Secretary
Arthur H. Bilger	66	Director
Walter F. McLallen	53	Director
Jeffrey E. Stiefler	72	Director

Steven J. Heyer, our Chief Executive Officer and Executive Chairman since inception, has over 35 years of experience in the consumer and consumer-related products and services industries, leading a range of companies and brands. Mr. Heyer has applied his experience and analytical skills in a variety of leadership positions across diverse industry groups, including broadcast media, consumer products, and hotel and leisure companies. Mr. Heyer’s operating experiences include: leading the turnaround of Outback Steakhouse as an advisor (from 2010 to 2012); as Chief Executive Officer of Starwood Hotels & Resorts Worldwide (from 2004 until 2007); as President and Chief Operating Officer of The Coca-Cola Company (from 2001 to 2004); as a member of the boards of the Hellenic Bottling Company, Coca-Cola FEMSA, and Coca-Cola Enterprises (all from 2001 to 2004); as President and Chief Operating Officer of Turner Broadcasting System, Inc., and a member of AOL Time Warner’s Operating Committee (from 1994 to 2001); as President and Chief Operating Officer of Young & Rubicam Advertising Worldwide (from 1992 to 1994); and before that spending 15 years at Booz Allen & Hamilton, ultimately becoming Senior Vice President and Managing Partner. For the last five years, Mr. Heyer has served on the boards of Lazard Ltd, Lazard Group, and Atkins Nutritionals Inc. (each as further described below) as well as investing in a private capacity in early stage and venture consumer and consumer media companies. Mr. Heyer has extensive board experience, including: the board of Atkins Nutritionals Inc., which announced in April 2017 that it had entered into a definitive agreement to be acquired by Conyers Park Acquisition Corp, a publicly traded special purpose acquisition company; Lazard Ltd and Lazard Group (2005 to present); the board of WPP Group, a publicly traded digital, internet, and traditional advertising company (2000 to 2004); the board of Equifax, the publicly traded consumer credit reporting and insights company (2002 through 2003); the board of Omnicare, Inc., a supplier of pharmaceutical care to the elderly (2008 through 2015); the board of Vitrue, Inc., a provider of social marketing publishing technologies (2007 through 2012); the board of Internet Security Systems, Inc. a provider of internet security software, appliance, and services (2004 through 2005); and the board of Shopkick, a mobile shopping app that rewards customers for walking into stores. Mr. Heyer received his B.S. from Cornell University and an M.B.A. from New York University. Mr. Heyer is the brother of Mr. Andrew Heyer, Haymaker’s President.

Andrew R. Heyer, our President and a Director since inception, is a finance professional with over 35 years of experience investing in the consumer and consumer-related products and services industries, as well as a senior banker in leveraged finance during which time his clients included many large private equity firms. Mr. Heyer has deployed in excess of $1 billion of capital over that time frame, and has guided several public and private companies as a member of their board of directors. Currently, Mr. Heyer is the Chief Executive Officer and Founder of Mistral Equity Partners, a private equity fund manager founded in 2007 that invests in the consumer industry. Prior to founding Mistral in 2007, from 2000 to 2007, Mr. Heyer served as a Founding Managing Partner of Trimaran Capital Partners, a $1.3 billion private equity fund. Mr. Heyer was formerly a vice chairman of CIBC World Markets Corp. and a co-head of the CIBC Argosy Merchant Banking Funds from 1995 to 2001. Prior to joining CIBC World Markets Corp. in 1995, Mr. Heyer was a founder and Managing Director of The Argosy Group L.P. from 1990 to 1995. Before Argosy, from 1984 to 1990, Mr. Heyer was a Managing Director at Drexel Burnham Lambert Incorporated and, previous to that, he worked at Shearson/American Express. Mr. Heyer currently serves on the board of directors of Jamba, Inc., where he has served as a board member since 2009. From 1993 through 2009, Mr. Heyer also served on the board of The Hain Celestial Group, Inc., a natural and organic food and products company, rejoining the board from 2012 to the present, where he serves as lead director. Mr. Heyer has also served as a director of XpresSpa Group, Inc. (formerly known as FORM Holdings, Inc.), a health and wellness services company, since December 2016. Mr. Heyer also serves on the board of several private companies owned in whole or in part by Mistral, including Worldwise, a pet accessories business from 2011 to the present, The LoveSac Company, a branded omni-channel retailer of technology-forward furniture, from 2010 to the present, and Insomnia Cookies, a retailer of desserts open primarily in the evening and nighttime from 2008 to the present. Mr. Heyer has also served on the board of Accel Foods, an incubator and investor in early stage food and beverage companies, since 2015. In the past, Mr. Heyer has served as a director of Las Vegas Sands Corp., a casino company, from 2006 to 2008, El Pollo Loco Holdings, Inc., a casual Mexican restaurant, from 2005 to 2008, and Reddy Ice Holdings, Inc., a manufacturer of packaged ice products, from 2003 to 2006. Mr. Heyer received his B.Sc. and M.B.A. from the Wharton School of the University of Pennsylvania, graduating magna cum laude. Mr. Heyer is the brother of Mr. Steven Heyer, Haymaker’s Chief Executive Officer.

Christopher Bradley, our Chief Financial Officer since inception, is a Managing Director at Mistral Equity Partners, which he joined in 2008. Mr. Bradley brings over 10 years of experience identifying acquisition candidates, due diligence experience including accounting and financial modeling acumen, and a background in deal structuring. Mr. Bradley has served as a member of the board of directors of The Chickery, Inc, a privately held fast casual restaurant chain from 2016 to the present, Creminelli Fine Meats, LLC, a privately held premium-priced charcuterie wholesaler from 2016 to the present, The Beacon Consumer Incubator Fund, a venture capital fund that invests in consumer technology companies from 2016 to the present, The LoveSac Company, a branded omni-channel retailer of technology-forward furniture from 2010 to the present, and The Kitchen Fund, a venture capital fund that invests in early stage restaurants from January 2017 to the present. Mr. Bradley has also guided Mistral portfolio companies in an operational role and, through Mistral, served on the board of Jamba, Inc. from 2009 to 2013. Prior to Mistral, Mr. Bradley served as an investment banker at Banc of America Securities from 2005 to 2006, a Manager in Burger King’s strategy group in 2004, and a Manager at PricewaterhouseCoopers management consulting practice from 1999 to 2004. Mr. Bradley earned an A.B. from the University of Chicago and an M.B.A. from The Harvard Business School.

Robert Nisi, our Secretary and General Counsel since inception, has been a Partner at LWPartners, a strategic investment advisory firm, where he oversees legal, compliance, and operations functions, since 2013. Previously, from 2009 to 2013, Mr. Nisi served as a Managing Director at PricewaterhouseCoopers in its regulatory consulting unit, helping alternative asset managers with operational and compliance related matters. Prior to this, from 2004 to 2009, Mr. Nisi was a Partner, Chief Operating Officer and General Counsel at Cyrus Capital Partners, where he helped to launch the distressed debt fund manager and oversaw its growth. Mr. Nisi also served as a director of Virgin America Airlines from its startup to its launch, from 2005 to 2008. Mr. Nisi was the General Counsel of MacKay Shields LLC, an institutional money management subsidiary of New York Life Insurance Company from 1998 to 2004, and before that was Assistant General Counsel at Prudential Insurance Company and at Salomon Smith Barney from 1997 to 1998. Mr. Nisi has also worked in the investment management practice at the law firms of Kramer Levin Naftalis & Frankel LLP and White & Case LLP between 1991 and 1995. Mr. Nisi began his investment management career as a Staff Attorney at the Division of Investment Management and Enforcement in the New York office of the Securities and Exchange Commission. Mr. Nisi received a B.A. from Washington University in St. Louis and both a J.D. and an M.B.A. in Finance from Boston University.

Arthur H. Bilger, our director since October 24, 2017, has since 2015 served as founder and Chief Executive Officer of WorkingNation, a national not-for-profit campaign to create awareness within the American public concerning unemployment issues facing the United States and then educate as to where the jobs of the future are likely to be and mitigation strategies and solutions to overcome this challenge. Mr. Bilger is also an active venture capital investor, and has invested in and served as a director of various private companies engaged in activities where content is integrated with new technologies, with particular focus on online education, digital media, and analytics. Since 2000, Mr. Bilger invests primarily through a vehicle called Shelter Capital Partners. Since 1996, Mr. Bilger also invests actively in the public markets through an entity called Adase Partners LLC. Mr. Bilger has held board seats during the last five years at Mobileum, a software communications company, Think Passenger, Inc., a social platform for brand marketing, Zumbox, a digital mail company, and currently serves as a director of Roswell Biotechnologies, Inc., a biotechnology company, since 2016. Mr. Bilger’s activities in this area began as an investor in and Vice Chairman of Akamai Technologies, Inc., a provider of global, high-performance services for the delivery of Internet content, streaming media and applications, from 1998 to 2002. From 1994 until its sale to News Corporation in 1997, Mr. Bilger was the President, Chief Operating Officer and a director of New World Communications Group, Inc., a television production and broadcasting company. Prior to that, from 1990 through 1994, Mr. Bilger was a founding partner of Apollo Advisors, LP, an institutional private equity firm. In 1977, Mr. Bilger joined Drexel Burnham Lambert Inc., where he served in numerous capacities until 1990, including Executive Vice President, Co-Head of Corporate Finance and a director. Mr. Bilger’s public company board experience (in addition to Akamai Technologies and New World Communications) includes Mandalay Resort Group from 1997 to 2001, Aaron Spelling Productions during the 1980s, and Circus Enterprises from 1983 to 1989. Other related experience includes acting as Chairman of the Creditors’ Committees for both Telemundo and Taft Broadcasting while at Apollo Advisors. Mr. Bilger holds a B.S. in Economics from the University of Pennsylvania and an M.B.A. from the University of Chicago. Mr. Bilger maintains a significant involvement with the University of Pennsylvania’s Wharton School, where he sits on its Board of Overseers and is a member of its Executive Committee.

Walter F. McLallen, our director since October 24, 2017, is a finance professional with over 25 years of leveraged finance, private equity, restructuring and operations experience. Mr. McLallen has been the Managing Member of Meritage Capital Advisors, an advisory boutique firm focused on debt and private equity transaction origination, structuring and consulting since 2004. Mr. McLallen has extensive board and organizational experience and has served as a director, Chairman or Vice Chairman on numerous corporate and non-profit boards and committees, with a significant historical focus on consumer products related companies. Mr. McLallen has served as a director of publicly-traded Centric Brands Inc., a lifestyle brands collective in the branded and licensed apparel and accessories sectors, since February 2016; and private companies, including Timeless Wine Company, the producer of consumer luxury wine brands Silver Oak, Twomey and OVID, since August 2016; Worldwise, a consumer branded pet products company, since April 2016; adMarketplace, a search engine advertiser, since 2012; Classic Brands, an e-commerce marketer of mattresses and related products, since August 2018; Dutchland Plastics, a roto-molding plastics manufacturer, since January 2017; Champion One, an optical transceiver manufacturer and marketer, since January 2018; and Genus Oncology, an early-stage biotechnology company, since 2015. Mr. McLallen is also a founder and Co-Chairman of Tomahawk Strategic Solutions, a law enforcement, military and corporate training and security company, since 2014. From 2006 to 2015, Mr. McLallen was the Executive Vice Chairman of Remington Outdoor Company, an outdoor consumer platform he co-founded with a major investment firm. Mr. McLallen was formerly with CIBC World Markets from 1995 to 2004, during which time he was a Managing Director, head of Debt Capital Markets and head of High Yield Distribution. Mr. McLallen started his career in the Mergers & Acquisitions Department of Drexel Burnham Lambert and was a founding member of The Argosy Group L.P. in 1990. Mr. McLallen received a B.A. with a double major in Economics and Finance from the University of Illinois at Urbana-Champaign.

Jeffrey E. Stiefler, our director since October 24, 2017, has spent 45 years leading a wide range of consumer and business services companies across multiple industry sectors, including financial services, financial technology, real estate, advertising, computer software and services, private equity, and internet start-ups. Mr. Stiefler served as a director and non-executive chairperson of the board of directors of Worldpay, Inc. (formerly known as Vantiv Holding, LLC) from August 2010 until its initial public offering in March 2012, served as its chairman from March 2012 to January 2018, and currently serves as a director. In addition, Mr. Stiefler currently serves on the board of directors of LogicSource Inc. Mr. Stiefler previously served on the boards of directors of LPL Financial Corporation and VeriFone Systems, Inc., and served as Lead Director of Taleo Corporation, Inc. prior to its acquisition by Oracle Corporation in April 2012. Mr. Stiefler served as a Venture Partner with Emergence Capital Partners from 2008 through the beginning of 2013. Mr. Stiefler was the Chairman, President and CEO of Digital Insight from August 2003 until the company’s acquisition by Intuit in February 2007. Prior to Digital Insight, Mr. Stiefler worked with several private equity firms as an operating advisor and held a variety of positions at American Express, including President and Director of the company, and President and CEO of American Express Financial Advisors. Mr. Stiefler received a B.A. from Williams College and an M.B.A. from Harvard Business School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2018 there were no delinquent filers.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 5, 2019 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class**	Number of Shares Beneficially Owned	% of Class**
Haymaker Sponsor, LLC (2)	—	—	8,250,000	100%
Steven J. Heyer (2)	—	—	8,250,000	100%
Andrew R. Heyer (2)	—	—	8,250,000	100%
Christopher Bradley (3)	—	—	—	—
Robert Nisi (3)	—	—	—	—
Arthur H. Bilger (3)	—	—	—	—
Walter F. McLallen (3)	—	—	—	—
Jeffrey E. Stiefler (3)	—	—	—	—
All directors and executive officers as a group (7 individuals)	—	—	8,250,000	100%
Davidson Kempner Capital Management LP (4)	2,000,000	6.06%	—	—
Basso Capital Management, L.P. (5)	1,835,430	5.56%	—	—

*	Less than 1 percent.
**	Based on 33,000,000 shares of Class A Common Stock and 8,250,000 shares of Class B Common Stock outstanding as of March 5, 2019.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Haymaker Acquisition Corp., 650 Fifth Avenue, Floor 10, New York, NY 10019.

(2)	Each of our officers and directors is a member of our sponsor. Steven J. Heyer, our Chief Executive Officer and Director, and Andrew R. Heyer, our President and Director, are the managing members of our sponsor and jointly have the voting and dispositive power of the securities held by our sponsor. Accordingly, Messrs. Heyer and Heyer may be deemed to have or share beneficial ownership of such shares.

(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor as described in footnote (2).

(4)	According to a Schedule 13G filed with the SEC on November 6, 2017, by Davidson Kempner Partners (“DKP”), Davidson Kempner Institutional Partners, L.P. (“DKIP”), Davidson Kempner International, Ltd. (“DKIL”), Davidson Kempner Capital Management LP (“DKCM”), Thomas L. Kempner, Jr. and Robert J. Brivio, Jr. The business address of DKP, DKIP, DKIL, DKCM, Thomas L. Kempner, Jr. and Robert J. Brivio, Jr., is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022. Thomas L. Kempner, Jr. and Robert J. Brivio, Jr., through DKCM, have voting and investment discretion with respect to the securities held by DKP, DKIP and DKIL.

(5)	Based on a Schedule 13G/A filed on January 25, 2019. Such shares are directly beneficially owned by Basso SPAC Fund LLC (“Basso SPAC”), a Delaware limited liability company. Basso Management, LLC (“Basso Management”), a Delaware limited liability company, is the manager of Basso SPAC. Basso Capital Management, L.P. (“BCM”), a Delaware limited partnership, serves as the investment manager of Basso SPAC. Basso GP, LLC (“Basso GP”), a Delaware limited liability company, is the general partner of BCM. Howard I. Fischer is the sole portfolio manager for Basso SPAC, the Chief Executive Officer and a founding managing partner of BCM, and a member of each of Basso Management and Basso GP. Accordingly, each of Basso Management, BCM, Basso GP and Mr. Fischer may be deemed to indirectly beneficially own such shares. The business address of each such persons is 650 Fifth Avenue, New York, New York 10019.

The table above does not include the shares of common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

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

At the closing of the Transaction, OneSpaWorld Holdings will enter into a Registration Rights Agreement with our sponsor and Steiner Leisure that will replace the existing registration rights agreement. Pursuant to the Registration Rights Agreement, our sponsor and Steiner Leisure will be entitled to certain registration rights. For more information about the Registration Rights Agreement, please see the section of the S-4 entitled “The Transaction Agreement and Related Agreements—Related Agreements—Registration Rights Agreement.”

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

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings.

The aggregate fees billed by Marcum LLP for professional services rendered totaled $51,000 consisting of the audit of our annual financial statements and review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods for the year ended December 31, 2018.

The aggregate fees billed by Marcum LLP for professional services rendered totaled $65,741 consisting of the audit of our annual financial statements and review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods for the year ended December 31, 2017 totaled approximately $34,841. We incurred approximately $30,900 related to audit services in connection with our initial public offering.

The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did pay Marcum LLP $29,233 for professional services rendered in association with the information relating to us contained in OSW Holding’s Form S-4 filed with the Securities and Exchange Commission during the year ended December 31, 2018. We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards during the year ended December 31, 2017.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the years ended December 31, 2017 and December 31, 2018. We did pay Marcum LLP $2,500 for income tax preparation services for the year ended December 31, 2018.

All Other Fees. We did not pay Marcum LLP for other services for the year ended December 31, 2018 and 2017.

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

(b)	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of November 1, 2018, by and among the Company, OSW Holdings, the Sellers, Dory US Merger Sub, Dory Foreign Holding Company, Dory US Holding Company, and Dory Intermediate. (5)
2.2	Amendment No. 1 to Business Combination Agreement, dated as of January 7, 2019, by and between the Seller Representative and the Company. (6)
3.1	Certificate of Incorporation. (2)
3.2	Amended and Restated Certificate of Incorporation.(1)
3.3	Bylaws. (2)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated October 24, 2017, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Promissory Note, dated June 15, 2017 issued to Haymaker Sponsor, LLC. (2)
10.2	Letter Agreement, dated October 24, 2017, by and between the Company, the initial security holders and the officers and directors of the Company. (1)
10.3	Investment Management Trust Account Agreement, dated October 24, 2017, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.4	Registration Rights Agreement, dated October 24, 2017, by and among the Company and the initial security holders. (1)
10.5	Securities Subscription Agreement, dated May 16, 2017, between the Company and Haymaker Sponsor, LLC. (2)
10.7	Amended and Restated Sponsor Warrants Purchase Agreement, dated October 19, 2017 between the Company and Haymaker Sponsor, LLC. (4)
10.8#	Form of Indemnity Agreement. (3)
10.9	Administrative Services Agreement, dated October 24, 2017, by and between the Company and Mistral Capital Management, LLC. (1)
10.10	Form of Subscription Agreement. (5)
10.11	Director Designation Agreement, dated November 1, 2018, by and among OSW Holdings, the Company and Steiner Leisure. (5)
10.12	Sponsor Support Agreement, dated November 1, 2018, by and among Haymaker Sponsor, the Company, OSW Holdings and Steiner Leisure. (5)
10.13	Waiver Agreement, dated November 1, 2018, by and among Seller Representative, the Company, and Haymaker Sponsor. (5)
10.14	Amendment No. 1 to Sponsor Support Agreement, dated January 7, 2019, by and among the Company, Seller Representative and Haymaker Sponsor, LLC. (6)

Exhibit No.	Description
10.15	Underwriting Agreement, dated October 24, 2017, by and between the Company and Cantor Fitzgerald & Co. (1)
14.1	Code of Business and Ethics. (3)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

* Filed herewith

** Furnished herewith

# Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on October 27, 2017.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on September 29, 2017.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on October 13, 2017.
(4)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on October 19, 2017.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on November 1, 2018.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 8, 2018.

Item 16.	Form 10-K Summary

The Company has elected not to provide a summary of information required by Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Haymaker Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Haymaker Acquisition Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2018 and for the period from April 26, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and the period from April 26, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2017.

New York, NY

March 6, 2019

HAYMAKER ACQUISITION CORP.

BALANCE SHEETS

DECEMBER 31, 2018 and 2017

	2018	2017
ASSETS
Current assets
Cash	$221,384	$1,123,821
Prepaid expenses	93,479	109,000
Total current assets	314,863	1,232,821

Cash and marketable securities held in Trust Account	336,670,506	330,565,672
Total assets	$336,985,369	$331,798,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$121,176	$32,104
Accrued transaction costs	3,683,688	—
Accrued income tax payable	1,012,257	—
Total current liabilities	4,817,121	32,104
Deferred tax lability	94,241	89,409
Deferred underwriter compensation	12,150,000	12,150,000
Total liabilities	17,061,362	12,271,513

Commitments and contingencies

Common stock subject to possible redemption, 30,961,528 and 31,398,875 shares at redemption value as of December 31, 2018 and 2017, respectively	314,924,006	314,526,979

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,038,472 and 1,601,125 shares issued and outstanding as of December 31, 2018 and 2017, respectively (excluding 30,961,528 and 31,398,875 shares subject to redemption as of December 31, 2018 and 2017, respectively)	204	160
Class B convertible common stock, $0.0001 par value; 20,000,000 shares authorized; 8,250,000 shares issued and outstanding	825	825
Additional paid-in capital	4,265,597	4,662,669
Accumulated earnings	733,375	336,347

Total stockholders’ equity	5,000,001	5,000,001

Total liabilities and stockholders’ equity	$336,985,369	$331,798,493

The accompanying notes are an integral part of the financial statements

HAYMAKER ACQUISITION CORP.

STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2018 AND THE PERIOD FROM APRIL 26, 2017 (INCEPTION)

THROUGH DECEMBER 31, 2017

	2018	2017
Operating and formation costs	$4,690,718	$139,916
Loss from operations	(4,690,718)	(139,916)

Other income:
Interest income	5,656,070	1,234
Unrealized gain on securities held in Trust Account	448,765	564,438
Other income, net	6,104,835	565,672

Income before provision for income taxes	1,414,116	425,756
Provision for Income Taxes	(1,017,089)	(89,409)
Net income	$397,028	$336,347

Weighted average shares outstanding, basic and diluted (1)	9,911,510	8,084,124

Basic and diluted net loss per common share (2)	$(0.44)	$(0.02)

(1)	Excludes an aggregate of up to 30,961,528 and 31,398,875 shares subject to redemption as of December 31, 2018 and 2017, respectively.
(2)	Net loss per common share – basic and diluted excludes interest income attributable to common stock subject to redemption of $4,773,466 and $538,237 for the year ended December 31, 2018 and 2071, respectively. (See Note 2.)

The accompanying notes are an integral part of the financial statements.

HAYMAKER ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2018 AND THE PERIOD FROM APRIL 26, 2017 (INCEPTION)

THROUGH DECEMBER 31, 2017

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance – April 26 2017 (inception)	—	$—	—	$—	$—	$—	$—

Common stock issued to initial stockholders (“Founder Shares”)	—	—	8,625,000	863	24,137	—	25,000

Cancellation of Founder Shares	—	—	(375,000)	(38)	38	—	—

Sale of 33,000,000 Units, net of underwriters discount and offering costs	33,000,000	3,300	—	—	311,162,333	—	311,165,633

Sale of 8,000,000 Private Placement Warrants	—	—	—	—	8,000,000	—	8,000,000

Common stock subject to redemption	(31,398,875)	(3,140)	—	—	(314,523,839)	—	(314,526,979)

Net income	—	—	—	—	—	336,347	336,347

Balance – December 31, 2017	1,601,125	160	8,250,000	825	$4,662,669	$336,347	$5,000,001

Common stock subject to redemption	437,347	44	—	—	(397,072)	—	(397,028)

Net income	—	—	—	—		397,028	397,028

Balance – December 31, 2018	2,038,472	204	8,250,000	825	$4,265,597	$733,375	$5,000,001

The accompanying notes are an integral part of the financial statements.

HAYMAKER ACQUISITION CORP.

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2018 AND THE PERIOD FROM APRIL 26, 2017 (INCEPTION)

THROUGH DECEMBER 31, 2017

	2018	2017
Cash Flows from Operating Activities:
Net income	$397,028	$336,347
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,656,070)	(1,234)
Unrealized gain on marketable securities held in Trust Account	(448,765)	(564,438)
Deferred tax liability	4,832	89,409
Changes in operating assets and liabilities:
Prepaid expenses	15,521	(109,000)
Accounts payable and accrued expenses	4,785,017	32,104
Net cash used in operating activities	(902,437)	(216,812)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(330,000,000)
Net cash used in investing activities	—	(330,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	324,000,000
Proceeds from sale of Private Placement Warrants	—	8,000,000
Proceeds from promissory notes – related parties	—	250,700
Repayment of promissory notes – related parties	—	(250,700)
Payment of offering costs	—	(684,367)
Net cash provided by financing activities	—	331,340,633

Net Change in Cash	(902,437)	1,123,821
Cash – Beginning	1,123,821	—
Cash – Ending	$221,384	$1,123,821

Non-Cash investing and financing activities:
Deferred underwriting fees	$—	$12,150,000
Initial classification of common stock subject to redemption	$—	$314,188,940
Change in value of common stock subject to redemption	$397,028	$338,039

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

On November 1, 2018, the Company entered into the Transaction Agreement with OSW Holdings and the other parties thereto. The Company amended the Transaction Agreement on January 7, 2019. Pursuant to the Transaction Agreement, among other things, OSW Holdings will, directly or indirectly, acquire the company and OneSpaWorld. OneSpaWorld is a pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Its highly-trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products. OSW Holdings is expected to be listed on The Nasdaq Stock Market under the symbol “OSW.” This transaction will be funded through a combination of cash, stock and debt financing. Completion of the proposed transaction, which is expected in the first quarter of 2019, is subject to customary and other closing conditions, including approval from our stockholders.

On November 13, 2018, OSW Holdings filed with the Securities and Exchange Commission (the “Commission”) a registration statement on Form S-4 (as amended on December 28, 2018, January 22, 2019, February 8, 2019 and February 14, 2019, the “Form S-4”) in connection with the proposed business combination with OSW. The Form S-4 was declared effective by the SEC on February 14, 2019.

For additional information regarding the Transaction Agreement, the proposed business combination and OSW, including the risks and uncertainties regarding the business combination and OSW’s business, see the Definitive Proxy Statement on Schedule 14A relating to the business combination filed with the SEC on February 14, 2019 (the “Proxy Statement”).

Other than as specifically discussed, this Report does not give effect to the Transaction.

At December 31, 2018, the Company had not commenced any operations. All activity for the period from April 26, 2017 (date of inception) through December 31, 2018 related to the Company’s formation, the initial public offering (“Initial Public Offering”) and the search for a target business, which is described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

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

Liquidity and Going Concern

As of December 31, 2018, the Company had a balance of cash and cash equivalents of $221,384.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its Initial Business Combination.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and may require additional funds to meet its obligations and sustain its operations.

The Company cannot provide any assurance that additional financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Cash and Marketable Securities held in Trust Account

At December 31, 2018 and 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and 2017, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017 the U.S.Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. At December 31, 2018, we have now completed our accounting for all of the enactment-date income tax effects of the Act.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, less common shares that were subject to forfeiture, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Reconciliation of Net Income (Loss) per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Year ended December 31,	For the Period from April 26, 2017 (inception) through December 31,
	2018	2017
Net income	$397,028	$336,347
Less: Income attributable to common stock subject to redemption	(4,773,466)	(538,237)
Adjusted net loss	(4,376,438)	(201,890)

Weighted average shares outstanding, basic and diluted	9,911,510	8,084,124

Basic and diluted net loss per common share	$(0.44)	$(0.02)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on October 27, 2017 through the earlier of the consummation of the Initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the year ended December 31, 2018, the Company incurred $120,000 in fees for these services, with $2,258 in accrued expenses as of December 31, 2018. For the period from April 26, 2017 (inception) through December 31, 2017, the Company incurred $52,199 in fees for these services, with $2,295 in accrued expenses as of December 31, 2017.

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

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2018 and 2017, there were 33,000,000 shares (which includes 30,961,528 shares subject to possible redemption) of Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class common stock with a par value of $0.0001 per share. Initially, the Company’s Sponsor owned an aggregate of 8,625,000 shares of the Company’s Class B common stock (up to 1,125,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). Since the underwriters exercised the over-allotment option in part and purchased 3,000,000 of the total possible 4,500,000 Units, the Sponsor forfeited 375,000 Founder Shares on November 3, 2017 in order to maintain ownership of 20.0% of issued and outstanding shares of the Company. The Founder Shares forfeited by the Sponsor were cancelled by the Company. As of December 31, 2018 and 2017, the Company’s Sponsor owned an aggregate of 8,250,000 shares of the Company’s Class B common stock.

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

8. INCOME TAX

The Company’s net deferred tax liabilities are as follows:

	December 31, 2018	December 31, 2017
Deferred tax asset (liability)
Net operating loss carryover	$—	$29,123
Unrealized gains on marketable securities	(94,241)	(118,532)
Deferred tax liability	$(94,241)	$(89,409)

The income tax provision consists of the following:

	For the year ended December 31, 2018	For the period from April 26, 2017 (inception) through December 31, 2017
Federal
Current	$1,012,257	$—
Deferred	4,832	89,409

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision	$1,017,089	$89,409

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 and 2017 is as follows:

	2018	2017
Statutory federal income tax rate	21.0%	34.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Merger costs	57.2%	0.0%
Deferred tax rate change	0.0%	(13.0)%
Other	(6.3)%	(13.0)%
Income tax provision	71.9%	21.0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers New York to be a significant state tax jurisdiction. Our income tax returns are open for audit for tax years 2017 and forward.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018	December 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$336,670,506	$330,565,672

10. BUSINESS COMBINATION

On November 1, 2018, we entered into the Transaction Agreement with OSW Holdings and the other parties thereto. We amended the Transaction Agreement on January 7, 2019. Pursuant to the Transaction Agreement, among other things, OSW Holdings will, directly or indirectly, acquire our company and OneSpaWorld. OneSpaWorld is a pre-eminent global operator of health and wellness centers onboard cruise ships and a leading operator of health and wellness centers at destination resorts worldwide. Its highly-trained and experienced staff offer guests a comprehensive suite of premium health, fitness, beauty and wellness services and products. OSW Holdings is expected to be listed on The Nasdaq Stock Market under the symbol “OSW.” This transaction will be funded through a combination of cash, stock and debt financing. Completion of the proposed transaction, which is expected in the first quarter of 2019, is subject to customary and other closing conditions, including approval from our stockholders.

Transaction Agreement

Subject to the terms and conditions of the Transaction Agreement (including certain adjustments pursuant to and in accordance with the terms of the Transaction Agreement and the ancillary agreements), the business combination will result in the following for the Company:

●	each share of the Company’s Class A common stock will be converted into the right to receive one fully paid and non-assessable common share, par value U.S. $0.0001 per share, of OSW Holdings (each, an “OSW Holdings Share”);

●	each of the warrants included in the units issued in the Company’s initial public offering will be restated and become exercisable for one OSW Holdings Share, on the same terms and conditions as those applicable to the existing warrant (each, an “OSW Holdings Public Warrant”);

●	the 8.25 million shares of the Company’s Class B common stock held by Haymaker Sponsor, LLC (the “Sponsor” will be converted into 6,650,000 OSW Holdings Shares (3,650,000, subject to certain adjustments, of which will be transferred and forfeited to OSW Holdings) and the right to receive 1,600,000 OSW Holdings Shares upon the occurrence of certain events;

●	each of the Placement Warrants will be restated and become exercisable for one OSW Holdings Share, on the same terms and conditions as those applicable to the Placement Warrants (the “OSW Holdings Private Warrants”); and

●	the sponsor will forfeit 3,650,000 OSW Holdings Shares and 4,707,734 OSW Holdings Private Warrants.

Certain of the Company’s stockholders (who hold Class A shares and are not subject to the insider agreement not to redeem any shares) may exercise their right to redeem all or a portion of their shares of Class A common stock pursuant to the Company’s certificate of incorporation.

Subject to the terms and conditions of the Transaction Agreement (including certain adjustments pursuant to and in accordance with the terms of the Transaction Agreement and the ancillary agreements), the selling equity holders of OSW (the “Sellers”) will receive: (i) 14,821,863 OSW Holdings Shares (valued at $148,218,630 based on a $10.00 share price), (ii) 1,602,440 OSW Holdings Private Warrants, (iii) $637,096,370 in cash, and (iv) the right to receive up to an additional 5,000,000 OSW Holdings Shares upon the occurrence of certain events. The cash consideration payable to the Sellers at the closing of the business combination will be increased (and the OSW Holdings Share consideration payable to the seller will be correspondingly decreased) if the sum of the interest on the amounts in the trust account, as of immediately prior to the closing of the business combination (without giving effect to any redemptions), plus $400,000, is greater than the aggregate amount of redemptions of the Company’s Class A common stock in excess of $50,000,000.

Subject to the terms and conditions of the Transaction Agreement, no more than five business days following (i) the first day the OSW Holdings Shares’ five-day volume weighted average price is greater than or equal to $20.00, (ii) a change of control of OSW Holdings where the OSW Holdings Shares are sold for at least $20.00 per share, or (iii) the 10-year anniversary of the closing of the business combination, OSW Holdings will issue 5,000,000 OSW Holdings Shares to Steiner Leisure Limited and 1,600,000 OSW Holdings Shares to our sponsor (both subject to adjustment as set forth in the Transaction Agreement) (such shares, the “Deferred Shares”). To the extent that the transaction expenses are less than $35,000,000, a portion of the Deferred Shares will instead be issued at the closing of the business combination to Steiner Leisure Limited and the Sponsor.

Financing

Along with the funds held in the trust account, OSW Holdings has secured commitments for a $122,500,000 private placement of OSW Holdings Shares and OSW Holdings Private Warrants from investors. The proposed transaction also includes committed debt financing. Based on commitment letters the Company obtained from certain lenders on behalf of OSW Holdings, a subsidiary of OSW Holdings will enter into (i) (x) a first lien term loan facility of up to $245,000,000 (including $50,000,000 which may be utilized to partially fund the business combination in the event of redemption) that matures in seven years and (y) a first lien revolving loan facility of up to $22,500,000 that matures in five years, and (ii) a second lien term loan facility of up to $25,000,000 that matures in eight years. Loans outstanding under the first lien term loan facility and the first lien revolving loan facility will accrue interest at a rate per annum equal to LIBOR plus a margin ranging from 4.25% to 3.75% depending on the achievement of certain leverage ratios and undrawn amounts under the first lien revolving loan facility accrue a commitment fee at a rate per annum of 0.50% on the average daily undrawn portion of the commitments thereunder, with one step down to 0.325% upon achievement of a certain leverage ratio. Loans outstanding under the second lien term loan facility will accrue interest at a rate per annum equal to LIBOR plus 7.50%. Principal payments on the first lien term loan facility equal to 0.25% of the original principal amount will be due quarterly, and the second lien term loan facility is not subject to amortization

Certain Related Agreements

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

11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 1, 2018, we entered into the Transaction Agreement with OSW Holdings and the other parties thereto. We amended the Transaction Agreement on January 7, 2019. For more information see Note 10.

On November 13, 2018, OSW Holdings filed with the Securities and Exchange Commission (the “Commission”) a registration statement on Form S-4 (as amended on December 28, 2018, January 22, 2019, February 8, 2019 and February 14, 2019, the “Form S-4”) in connection with our proposed business combination with OSW. The Form S-4 was declared effective by the SEC on February 14, 2019.

For additional information regarding the Transaction Agreement, the proposed business combination and OSW, including the risks and uncertainties regarding the business combination and OSW’s business, see the Definitive Proxy Statement on Schedule 14A relating to the business combination we filed with the SEC on February 14, 2019 (the “Proxy Statement”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2019	HAYMAKER ACQUISITION CORP.

	By:	/s/ Steven J. Heyer
Name: Steven J. Heyer Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven J. Heyer	Chief Executive Officer and Director	March 6, 2019
Steven J. Heyer	(Principal Executive Officer)

/s/ Andrew R. Heyer	President and Director	March 6, 2019
Andrew R. Heyer

/s/ Christopher Bradley	Chief Financial Officer	March 6, 2019
Christopher Bradley	(Principal Financial and Accounting Officer)

/s/ Arthur H. Bilger	Director	March 6, 2019
Arthur H. Bilger

/s/ Walter F. McLallen	Director	March 6, 2019
Walter F. McLallen

/s/ Jeffrey E. Stiefler	Director	March 6, 2019
Jeffrey E. Stiefler